Form 10-K
period 1999-12-31
WORLD MONITOR TRUST II SERIES D; WORLD MONITOR TRUST II SERIES E; WORLD MONITOR TRUST II SERIES F
filed 2000-03-30
CIK 1090697, 1090701, 1090702

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999

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
             (Exact name of registrant as specified in its charter)

                                               13-4058318
                                               13-4058319
Delaware                                       13-4058320
--------------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

One New York Plaza, 13th Floor, New York, New York         10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:
                                     None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                             Limited Interests
--------------------------------------------------------------------------------
                             (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   First Amended and Restated Declaration of Trust and Trust Agreement of the Registrants dated as of May 15, 1999, included as part of the Registration Statements on Form S-1 (File No. 333-83011, File No. 333-83015 and File No. 333-83017) filed with the Securities and Exchange Commission on September 15, 1999, pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Registrant's Annual Report to Interest holders for the period ended December 31, 1999 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 8 and 9.

                             WORLD MONITOR TRUST II
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     4
Item 7A    Quantitative and Qualitative Disclosures about Market Risk.......................     4
Item  8    Financial Statements and Supplementary Data......................................     4
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     7
Item 13    Certain Relationships and Related Transactions...................................     7

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     8
           Financial Statements and Financial Statement Schedules...........................     8
           Exhibits.........................................................................     8
           Reports on Form 8-K..............................................................     9

SIGNATURES..................................................................................    10

                                     PART I

Item 1. Business

General

   World Monitor Trust II (the 'Trust') is a business trust organized under the laws of Delaware on April 22, 1999. As of December 31, 1999, the Trust had not yet commenced trading operations. The Trust consists of three separate and distinct series ('Series'): Series D, E and F (each a 'Registrant' and collectively, the 'Registrants'). The assets of each Series are segregated from the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The trustee of the Registrants is Wilmington Trust Company. The Registrants' fiscal year for book and tax purposes ends on December 31.

   Up to $50,000,000 of beneficial interests in each Series ('Interests') are being offered (totalling $150,000,000) unless the managing owner, in its sole discretion, exercises its over-subscription option to offer additional interests ('Subscription Maximum'). Interests are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 ($2,000 for an individual retirement account ('IRA')), although the minimum purchase for any single Series is $1,000.

   Initially, the Interests for each Series were being offered for a period of up to 180 days after the date of the Prospectus ('Initial Offering Period'). The price per Interest during the Initial Offering Period was $100. Each Series could commence operations at any time if the minimum amount of Interests were sold before the Initial Offering Period expired ('Subscription Minimum'). The Subscription Minimum is $5,000,000 for each Series. During March 2000, the Subscription Minimum for each Series was reached and as a result, trading began for Series D and Series F on March 13, 2000 and March 1, 2000, respectively. It is anticipated that Series E will begin trading shortly. Thereafter, or until the Subscription Maximum for each Series is reached, each Series' Interests will continue to be offered on a weekly basis at the then current net asset value per Interest ('Continuous Offering Period').

   The Registrants are engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not available.

Managing Owner and its Affiliates

   The managing owner of the Registrants is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. PSI is the selling agent for the Registrants as well as the commodity broker of the Registrants. The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it will make such contributions (and in return will receive such general interests) as are necessary to effect this requirement.

The Trading Advisors

   Each Series has its own professional commodity trading advisor that makes that Series' trading decisions. The Managing Owner, on behalf of the Trust, entered into advisory agreements with Bridgewater Associates, Inc., Graham Capital Management, L.P. and Campbell & Company, Inc. (each a 'Trading Advisor') to make the trading decisions for Series D, E and F, respectively. Each advisory agreement may be terminated at the discretion of the Managing Owner. It is currently contemplated that each Series' Trading Advisor will be allocated one hundred percent of the capital raised for that Series during the Initial and Continuous Offering Periods.

Competition

   The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrants.

   The Trust is an open-end series of funds which will solicit the sale of additional Interests on a weekly basis until the Subscription Maximum for each Series is reached. As such, each Registrant may compete with other entities to attract new participants. In addition, to the extent that a Trading Advisor recommends similar or identical trades to a Registrant and other accounts which it manages, that Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrants have no employees. Management and administrative services for each Registrant are performed by the Managing Owner and its affiliates pursuant to the First Amended and Restated Declaration of Trust and Trust Agreement ('Trust Agreement') as further discussed in Notes A, C and D to the Registrants' annual report for the period ended December 31, 1999 ('Registrants' 1999 Annual Report') which is filed as an exhibit hereto.

Item 2. Properties

   The Registrants do not own or lease any property.

Item 3. Legal Proceedings

   There are no material legal proceedings pending by or against the Registrants or the Managing Owner.

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Interests is incorporated by reference to Note A to the Registrants' 1999 Annual Report, which is filed as an exhibit hereto.

   A significant secondary market for the Interests is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, Interests may be redeemed on a weekly basis, but are subject to a redemption fee if effected within one year of the effective date of purchase. Additionally, Interests owned in one Series may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Interests in those Series are being offered to the public. Exchanges and redemptions are calculated based on the applicable Series' then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange or redemption request is effected.

Item 6. Selected Financial Data

   As of December 31, 1999, the Registrants had not yet commenced operations. The Managing Owner had contributed $1,000 to each Series and in return the Managing Owner received 10 general interests in each Series.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to page 8 of the Registrants' 1999 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 6 of the Registrants' 1999 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrants. The Registrants are managed by the Managing Owner.

   The Managing Owner's directors and executive officers and any person holding more than ten percent of each Registrant's Interests ('Ten Percent Owners') are required to report their initial ownership of such Interests and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrants have relied solely on written representations of the Managing Owner's directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrants are as follows:

      Name                                      Position
Joseph A. Filicetti             President and Director
Eleanor L. Thomas               Executive Vice President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President and Treasurer
Alan J. Brody                   Director
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

   JOSEPH A. FILICETTI, age 37, is the President and a Director of Prudential Securities Futures Management Inc. He had been a Vice President of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. from October 1998 to March 1999. In April 1999, Mr. Filicetti was named to his current positions at Prudential Securities Futures Management Inc. and became an Executive Vice President and a Director of Seaport Futures Management, Inc. Mr. Filicetti is also a Vice President of PSI and the Director of Sales and Marketing for its managed futures department. Prior to joining PSI, Mr. Filicetti was with Rotella Capital Management as Director of Sales and Marketing from September 1996 through September 1998, and was with Merrill Lynch as a market maker trading bonds from July 1992 to August 1996.

   ELEANOR L. THOMAS, age 45, is the Executive Vice President and a Director of Prudential Securities Futures Management Inc. and is the President and a Director of Seaport Futures Management, Inc. She is primarily responsible for origination, asset allocation, and due diligence for the managed futures department within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, age 51, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures

Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 36, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   ALAN J. BRODY, age 48 is a Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. Mr. Brody has been a Senior Vice President and Director of International Sales and Marketing for PSI since 1996. Based in London, Mr. Brody is currently responsible for the marketing and sales of all PSI products and services to international clientele throughout the firm's global branch system. Additionally, Mr. Brody has overall responsibility for the managed futures department within PSI. Prior to joining PSI, Mr. Brody was an Executive Director and Senior Vice President with Lehman Brothers' Financial Services Division in London and President of Lehman Brothers Futures Asset Management Corp. from 1990 to 1996. Prior to joining Lehman Brothers, Mr. Brody served as President and Chief Executive Officer of Commodity Exchange, Inc. from 1980 to 1989. Mr. Brody was associated with the law firm of Baer, Marks and Upham from 1977 to 1980.

   A. LAURENCE NORTON, JR., age 61, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the International and Futures Divisions of PSI. He is also a Director of Seaport Futures Management, Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

   GUY S. SCARPACI, age 53, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   TAMARA B. WRIGHT, age 41, is a Director and Senior Vice President of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Director and Senior Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   Effective April 1999, Eleanor L. Thomas and Joseph A. Filicetti were elected as Directors for both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. In addition, Mr. Filicetti was elected as President of Prudential Securities Futures Management Inc. replacing Thomas M. Lane, Jr. and Ms. Thomas was elected as the Executive Vice President of Prudential Securities Futures Management Inc. Additionally, Alan J. Brody was elected as a Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. during May 1999.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrants do not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the Managing Owner for their services. Certain directors and officers of the Managing Owner receive compensation from affiliates of the Managing Owner, not from the Registrants, for services performed for various affiliated entities, which may include services performed for the Registrants; however, the Managing Owner believes that any compensation attributable to services performed for the Registrants is immaterial. (See also
Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the Managing Owner.)

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2000, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 21, 2000, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrants.

   As of March 21, 2000, the following owners of limited interests beneficially owned more than five percent (5%) of the limited interests issued by one of the
Registrants:

           Title                    Name and Address of            Amount and Nature of       Percent of
          of Class                   Beneficial Owner              Beneficial Ownership         Class
----------------------------   -----------------------------   ----------------------------   ----------
Limited interests - Series D   Mr. Donald Ellis                 5,500.686 limited interests       10.53%
                               64 Walnut Circle
                               Basking Ridge, NJ 07920
Limited interests - Series D   Drs. Antonio Salud Pres          3,964.343 limited interests        7.59%
                               and Kuang-Min Yang Co-TTEES
                               315 W. Wisconsin Ave.
                               Appleton, WI 54911-4355

Item 13. Certain Relationships and Related Transactions

   The Registrants have and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrants and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrants' 1999 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties.

                                    PART IV

                                                                                              Page
                                                                                             Number
                                                                                          ------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrants' 1999 Annual Report which is filed as an exhibit hereto

               Report of Independent Accountants                                               1

               Financial Statements:

               Statement of Financial Condition--December 31, 1999                             2

               Notes to Statement of Financial Condition                                       3

          2.   Financial Statement Schedules

               All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

        3. Exhibits

        (a) Description:

        3.1
        and
        4.1-- First Amended and Restated Declaration of Trust and Trust
             Agreement of World Monitor Trust II dated as of May 15, 1999
             (incorporated by reference to Exhibit 3.1 and 4.1 to each of Series
             D, E and F's Registration Statements on Form S-1, File Nos.
             333-83011, 333-83015 and 333-83017, respectively, filed on
             September 17, 1999)

        4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to each of Series D, E and F's Registration Statements on Form S-1, File Nos. 333-83011, 333-83015 and 333-83017,
             respectively, filed on September 17, 1999)

        4.3-- Form of Exchange Request (incorporated by reference to Exhibit 4.3 to each of Series D, E and F's Registration Statements on Form S-1,
             File Nos. 333-83011, 333-83015 and 333-83017, respectively, filed on September 17, 1999)

        4.4-- Form of Subscription Agreement (incorporated by reference to
             Exhibit 4.4 to each of Series D, E and F's Registration Statements on Form S-1, File Nos. 333-83011, 333-83015 and 333-83017,
             respectively, filed on September 17, 1999)

       10.1-- Form of Escrow Agreement among the Trust, Managing Owner, PSI and the Chase Manhattan Bank (incorporated by reference to Exhibit 10.1 to each of Series D, E and F's Registration Statements on Form S-1,
             File Nos. 333-83011, 333-83015 and 333-83017, respectively, filed on September 17, 1999)

       10.2-- Form of Brokerage Agreement among the Trust and PSI (incorporated by reference to Exhibit 10.2 to each of Series D, E and F's
             Registration Statements on Form S-1, File Nos. 333-83011, 333-83015
             and 333-83017, respectively, filed as of July 16, 1999)

       10.3-- Form of Advisory Agreement among the Trust, Managing Owner, and each Trading Advisor (incorporated by reference to Exhibit 10.3 to each of Series D, E and F's Registration Statements on Form S-1,
             File Nos. 333-83011, 333-83015 and 333-83017, respectively, filed on July 16, 1999 for Series D and E and September 17, 1999 for
             Series F)

       10.4-- Form of Representation Agreement Concerning the Representation
             Statement and the Prospectus among the Trust, Managing Owner, PSI,
             Wilmington Trust Company and each

             Trading Advisor (incorporated by reference to Exhibit 10.4 to each of Series D, E and F's Registration Statements on Form S-1, File
             Nos. 333-83011, 333-83015 and 333-83017, respectively, filed on
             July 16, 1999 for Series D and E and September 17, 1999 for Series
             F)

       10.5-- Form of Net Worth Agreement between the Managing Owner and
             Prudential Securities Group Inc. (incorporated by reference to
             Exhibit 10.5 to each of Series D, E and F's Registration Statements on Form S-1, File Nos. 333-83011, 333-83015 and 333-83017,
             respectively, filed on July 16, 1999)

      27.1--Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Monitor Trust II-Series D
World Monitor Trust II-Series E
World Monitor Trust II-Series F

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 30, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Joseph A. Filicetti                   Date: March 30, 2000
    -----------------------------------------
    Joseph A. Filicetti
    President and Director

    By: /s/ Eleanor L. Thomas                     Date: March 30, 2000
    -----------------------------------------
    Eleanor L. Thomas
    Executive Vice President and Director

    By: /s/ Barbara J. Brooks                     Date: March 30, 2000
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 30, 2000
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By: /s/ Alan J. Brody                         Date: March 30, 2000
    -----------------------------------------
    Alan J. Brody
    Director

    By:                                           Date:
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 30, 2000
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director