Form 10-K/A
period 1999-12-31
WORLD MONITOR TRUST II SERIES D; WORLD MONITOR TRUST II SERIES E; WORLD MONITOR TRUST II SERIES F
filed 2000-04-06
CIK 1090697, 1090701, 1090702

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note D to the Registrants' 1999 Annual Report included in Item 8. Financial Statements and Supplementary Data disclosed the incorrect discount rate awarded to all bidders of 13-week Treasury bills during the Treasury's March 16, 2000 auction. The incorrect rate disclosed was 5.893% and has been amended to reflect the correct rate of 5.730%.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A Amendment #1

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