Form 10-Q
period 2000-06-30
WORLD MONITOR TRUST II SERIES D
filed 2000-08-14
CIK 1090697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           2000            1999
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $5,632,345       $  1,000
Net unrealized loss on open futures contracts                             (188,208)        --
Accrued interest receivable                                                    892         --
                                                                        ----------     ------------
Total assets                                                            $5,445,029       $  1,000
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                     $   40,238       $ --
Redemptions payable                                                         32,243         --
Incentive fees payable                                                      27,214         --
Accrued expenses                                                            24,849         --
Management fees payable                                                      6,893         --
Unrealized loss on open forward contracts                                      383         --
                                                                        ----------     ------------
Total liabilities                                                          131,820         --
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (50,895.946 and 0 interests outstanding)               5,239,804         --
General interests (713 and 10 interests outstanding)                        73,405          1,000
                                                                        ----------     ------------
Total trust capital                                                      5,313,209          1,000
                                                                        ----------     ------------
Total liabilities and trust capital                                     $5,445,029       $  1,000
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interest ('Interests')          $   102.95       $ 100.00
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              For the period from
                                                                March 13, 2000
                                                                 (commencement       For the period from
                                                                of operations)          April 1, 2000
                                                                      to                     to
                                                                 June 30, 2000          June 30, 2000
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                        $ 481,187             $   451,538
Change in net unrealized loss on open commodity positions           (188,591)                (58,451)
Interest income                                                      101,292                  83,094
                                                              -------------------    -------------------
                                                                     393,888                 476,181
                                                              -------------------    -------------------

EXPENSES
Commissions                                                          101,904                  85,395
Incentive fees                                                        27,238                  27,238
Management fees                                                       21,266                  17,826
Other transaction fees                                                21,676                  18,822
General and administrative                                            26,004                  21,423
                                                              -------------------    -------------------
                                                                     198,088                 170,704
                                                              -------------------    -------------------
Net income                                                         $ 195,800             $   305,477
                                                              -------------------    -------------------
                                                              -------------------    -------------------
ALLOCATION OF NET INCOME
Limited interests                                                  $ 193,270             $   301,394
                                                              -------------------    -------------------
                                                              -------------------    -------------------
General interests                                                  $   2,530             $     4,083
                                                              -------------------    -------------------
                                                              -------------------    -------------------
NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL
  INTEREST
Net income per weighted average limited and general
  interest                                                         $    3.52             $      5.45
                                                              -------------------    -------------------
                                                              -------------------    -------------------
Weighted average number of limited and general interests
  outstanding                                                         55,667                  56,077
                                                              -------------------    -------------------
                                                              -------------------    -------------------
--------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999                   10.000     $   --          $ 1,000      $    1,000
Contributions                                  61,889.485      6,092,888       94,880       6,187,768
Net income                                        --             193,270        2,530         195,800
Redemptions                                   (10,290.539)    (1,046,354)     (25,005)     (1,071,359)
                                              -----------     ----------     ---------     ----------
Trust capital--June 30, 2000                   51,608.946     $5,239,804      $73,405      $5,313,209
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust II--Series D ('Series D') as of June 30, 2000 and the results of its operations for the period from March 13, 2000 (commencement of operations) to June 30, 2000 and for the period from April 1, 2000 to June 30, 2000. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series D is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. Series D reimburses the Managing Owner or its affiliates for services it performs for Series D which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series D is limited to 1.5% of its net asset value during the year. As a result, a portion of the expenses for the period from March 13, 2000 (commencement of operations) to June 30, 2000 and for the period from April 1, 2000 to June 30, 2000 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates pay the costs of organizing Series D and offering its Interests.

   The costs incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

                                              For the period
                                              March 13, 2000             For the period from
                                      (commencement of operations) to     April 1, 2000 to
                                               June 30, 2000                June 30, 2000
                                      -------------------------------    -------------------
         Commissions                             $ 101,904                     $85,395
         General and administrative                  2,674                       2,471
                                              ------------               -------------------
                                                 $ 104,578                     $87,866
                                              ------------               -------------------
                                              ------------               -------------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of June 30, 2000 were $1,504.

   All of the proceeds of the offering are received in the name of Series D and are deposited in trading or cash accounts maintained at PSI, Series D's commodity broker. Series D's assets are maintained either with PSI or, for margin purposes, with the various exchanges on which Series D is permitted to trade. Series D receives interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

   Series D, acting through its trading advisor, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and Series D pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of Series D.

   As of June 30, 2000, a non-U.S. affiliate of the Managing Owner owns 102.191 limited interests of Series D.

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

   PSI, when acting as Series D's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At June 30, 2000, such segregated assets totalled $4,704,556. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series D related to foreign futures trading which totalled $739,581 at June 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2000, Series D's open futures and forward contracts mature within one year.

   The following table presents the fair value of futures and forward contracts at June 30, 2000:

                                        Assets      Liabilities
                                       --------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $    875      $   43,911
     Stock indices                        --                400
     Currencies                           9,425         146,618
     Commodities                          --              3,600
  Foreign exchanges
     Interest rates                      37,936          48,305
     Stock indices                       14,455           7,190
     Commodities                          --                875
Forward Contracts:
     Currencies                           --                383
                                       --------     -----------
                                       $ 62,691      $  251,282
                                       --------     -----------
                                       --------     -----------

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series D commenced operations on March 13, 2000 with gross proceeds of $5,279,158 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from March 13, 2000 (commencement of operations) to June 30, 2000 resulted in additional proceeds to Series D of $909,610. Additional Interests of Series D will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Interests in Series D may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions from March 13, 2000 (commencement of operations) to June 30, 2000 were $1,046,354 for limited interests and $25,005 for general interests. Redemptions for the period from April 1, 2000 to June 30, 2000 were $1,025,449 for limited interests and $25,005 for general interests. Additionally, Interests owned in one series may be exchanged, without any charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 30, 2000, 100% of Series D's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series D's trading in commodities. Inasmuch as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. PSI credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

   The net asset value per Interest as of June 30, 2000 was $102.95, an increase of 2.95% from the March 13, 2000 initial net asset value per Interest of $100.00, and an increase of 5.13% from the March 31, 2000 net asset value per Interest of $97.93.

   Series D's gross trading gains were $293,000 and $393,000, respectively, for the period from March 13, 2000 (commencement of operations) to June 30, 2000 and for the period from April 1, 2000 to June 30, 2000. A detailed discussion of Series D's current period trading results is presented below.

Quarterly Market Overview

   U.S. economic growth remained rapid throughout April and May, evidenced by economic indicators across the board. Consumer spending trended upward strongly and housing demand was high. Industrial production and wages expanded briskly in response to burgeoning domestic demand. Labor markets continued to be very tight as employment surged. Signs of an economic slowdown appeared towards the end of the quarter as markets reacted to higher than expected unemployment numbers at the end of May. However, economic expansion remained robust in most world markets throughout the quarter. The Japanese economy showed indications of increased demand in the first five months of 2000. Economic activity in developing countries also continued. Key South American economies recovered from recent recessions, while several Asian emerging market countries settled into growth at a more sustained rate.

   During the quarter, financial markets were dominated by continued volatility in the equity sector. U.S. equity markets, especially more speculative technology stocks, experienced a sell-off in April as investors' confidence declined. Stock indices rallied toward the end of June, but the S&P, Dow, and NASDAQ all ended the first half of the year down.

   Global bond markets mirrored the volatility of the equity markets. Early in the quarter, both U.S. and European prices on interest rate instruments fell due to a rate hike by the European Central Bank at the end of April and a strong U.S. economy. Global bond prices plummeted again in May in anticipation of a U.S. interest rate hike. The U.S. Federal Reserve raised rates by 50 basis points to 6.5%. This forceful policy (more than the 25 basis point increases implemented since mid 1999) was due to the persistent strength of overall demand and growing pressure in a tight labor market. As the quarter continued and new economic data was released, it became apparent that the U.S. economy was decelerating and bond prices rallied slightly.

   The value of the U.S. dollar appreciated considerably against most major currencies at the beginning of the quarter, reflecting, in part, the larger increases in U.S. long-term yields relative to rates in most foreign countries. The dollar's rise against the euro was sizable, but it also made moderate gains against the British pound, Japanese yen, and Canadian dollar. In June, as the U.S. economy showed signs of slowing down, the U.S. dollar weakened against most major currencies. The euro reached all time lows in May before rallying in June as a result of solid European economic data and sentiment that the currency was undervalued. In May, the Japanese yen rose against the U.S. dollar supported by expectations of a possible change in the Bank of Japan's zero-interest rate policy. As the Japanese economy failed to sustain its recovery momentum, the yen lost some ground. The Canadian dollar rallied towards the end of the quarter due to steady Canadian economic data combined with signs of softening in the U.S. economy.

   Increased demand caused oil prices to surge at the beginning of the quarter. In June, OPEC countries agreed to increase oil production as higher gas prices put inflationary pressure on global economies and oil prices reversed downward. In the metals markets, the trend of falling prices in April and May reversed itself later in the quarter as gold soared driven, in part, by weakening in the U.S. dollar and U.S. economy.

Performance for Series D

   The following is a summary of performance for the major sectors in which Series D traded:

   Currency (+): Long British pound positions were profitable for Series D as the Bank of England left interest rates unchanged and the pound sterling bounced back from its May decline. Long euro positions resulted in gains as the euro rallied in June on news of strong European economic data.

   Financial (+): Gains in short 3-month Euribor positions were due to actions taken by the European Central Bank to raise short-term interest rates in April and June.

   Index (-): The second quarter brought a reversal to some global equity markets. A strong U.S. economy began showing signs of a slowdown and U.S. equity markets experienced an April sell-off. Overall, continued volatility in world equity markets resulted in gains in S&P and euro DAX positions.

   Metal (-): Long copper positions incurred losses as prices rose driven by a weakening U.S. economy.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $101,300 for the period from March 13, 2000 (commencement of operations) to June 30, 2000 and $83,100 for the period from April 1, 2000 to June 30, 2000.

   Commissions are calculated on Series D's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were $101,900 for the period from March 13, 2000 (commencement of operations) to June 30, 2000 and $85,400 for the period from April 1, 2000 to June 30, 2000.

   All trading decisions for Series D are made by Bridgewater Associates, Inc. (the 'Trading Advisor'). Management fees are calculated on Series D's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $21,300 for the period from March 13, 2000 (commencement of operations) to June 30, 2000 and $17,800 for the period from April 1, 2000 to June 30, 2000.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees of $27,200 were generated for the period from March 13, 2000 (commencement of operations) to June 30, 2000 resulted from positive trading performance in March 2000.

   Other transaction fees consist of National Futures Association, exchange, clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Other transaction fees were $21,700 for the period from March 13, 2000 (commencement of operations) to June 30, 2000 and $18,800 for the period from April 1, 2000 to June 30, 2000.

   General and administrative expenses were $26,000 for the period from March 13, 2000 (commencement of operations) to June 30, 2000 and $21,400 for the period from April 1, 2000 to June 30, 2000. These expenses include reimbursement of costs incurred by the Managing Owner on behalf of Series D, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. The amount of expenses charged to Series D is limited to 1.5% of its net asset value during any one year.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information-- Effective July 2000, Joseph A. Filicetti resigned as
                           President and as a Director of Prudential Securities Futures Management Inc.

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

WORLD MONITOR TRUST II--SERIES D

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 14, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer