Form 10-Q
period 2000-09-29
WORLD MONITOR TRUST II SERIES D
filed 2000-11-13
CIK 1090697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 29, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 29,     December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 6,150,440        $  1,000
Net unrealized gain on open futures contracts                                1,192          --
Unrealized gain on open forward contracts                                   25,146          --
Accrued interest receivable                                                  1,010          --
                                                                      -------------     ------------
Total assets                                                           $ 6,177,788        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Accrued expenses                                                       $    40,833        $ --
Commissions payable                                                         39,651          --
Redemptions payable                                                         13,375          --
Management fees payable                                                      7,380          --
                                                                      -------------     ------------
Total liabilities                                                          101,239          --
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (68,981.499 and 0 interests outstanding)               6,005,766          --
General interests (813 and 10 interests outstanding)                        70,783           1,000
                                                                      -------------     ------------
Total trust capital                                                      6,076,549           1,000
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 6,177,788        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $     87.06        $ 100.00
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           For the period from
                                                              March 13, 2000
                                                             (commencement of        For the period from
                                                              operations) to           July 1, 2000 to
                                                            September 29, 2000        September 29, 2000
----------------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                     $ (750,386)              $ (1,231,573)
Change in net unrealized gain/loss on open commodity
  positions                                                         26,338                    214,929
Interest income                                                    192,174                     90,882
                                                          ----------------------    ----------------------
                                                                  (531,874)                  (925,762)
                                                          ----------------------    ----------------------
EXPENSES
Commissions and other transaction fees                             209,549                     85,969
Management fees                                                     39,932                     18,666
Incentive fees                                                      27,238                         --
General and administrative                                          48,553                     22,549
                                                          ----------------------    ----------------------
                                                                   325,272                    127,184
                                                          ----------------------    ----------------------
Net loss                                                        $ (857,146)              $ (1,052,946)
                                                          ----------------------    ----------------------
                                                          ----------------------    ----------------------
ALLOCATION OF NET LOSS
Limited interests                                               $ (846,926)              $ (1,040,196)
                                                          ----------------------    ----------------------
                                                          ----------------------    ----------------------
General interests                                               $  (10,220)              $    (12,750)
                                                          ----------------------    ----------------------
                                                          ----------------------    ----------------------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL
  INTEREST
Net loss per weighted average limited and general
  interest                                                      $   (14.46)              $     (16.75)
                                                          ----------------------    ----------------------
                                                          ----------------------    ----------------------
Weighted average number of limited and general
  interests outstanding                                             59,263                     62,848
                                                          ----------------------    ----------------------
                                                          ----------------------    ----------------------
----------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999                   10.000     $   --          $ 1,000      $    1,000
Contributions                                  81,201.460      8,003,344      105,008       8,108,352
Net loss                                                        (846,926)     (10,220)       (857,146)
Redemptions                                   (11,416.961)    (1,150,652)     (25,005)     (1,175,657)
                                              -----------     ----------     ---------     ----------
Trust capital--September 29, 2000              69,794.499     $6,005,766      $70,783      $6,076,549
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust II--Series D ('Series D') as of September 29, 2000 and the results of its operations for the period from March 13, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for Series D on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

B. Related Parties

   The Managing Owner of Series D is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. Series D reimburses the Managing Owner or its affiliates for services it performs for Series D which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series D is limited to 1.5% of its net asset value during the year. As a result, a portion of the expenses for the period from March 13, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates pay the costs of organizing Series D and offering its Interests.

   The costs incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

                                              For the period
                                              March 13, 2000             For the period from
                                      (commencement of operations) to      July 1, 2000 to
                                            September 29, 2000           September 29, 2000
                                      -------------------------------    -------------------
         Commissions                             $ 191,621                     $89,717
         General and administrative                  6,253                       3,579
                                              ------------               -------------------
                                                 $ 197,874                     $93,296
                                              ------------               -------------------
                                              ------------               -------------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 29, 2000 were $843.

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

   As of September 29, 2000, a non-U.S. affiliate of the Managing Owner owns
102.191 limited interests of Series D.

C. Derivative Instruments and Associated Risks

   Series D is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series D's investment activities (credit risk).

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

   PSI, when acting as Series D's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At September 29, 2000, such segregated assets totalled $4,945,929. Part
30.7 of the CFTC regulations also requires PSI to secure assets of Series D related to foreign futures trading which totalled $1,205,703 at September 29, 2000. There are no segregation requirements for assets related to forward trading.

   As of September 29, 2000, Series D's open futures and forward contracts mature within one year.

   The following table presents the fair value of futures and forward contracts at September 29, 2000:

                                        Assets      Liabilities
                                       --------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $     --      $   17,220
     Stock indices                       30,700              --
     Currencies                         230,038         205,165
     Commodities                         11,200              --
  Foreign exchanges
     Interest rates                      10,667          62,720
     Stock indices                       21,902          16,810
     Commodities                             --           1,400
Forward Contracts:
     Currencies                          25,146              --
                                       --------     -----------
                                       $329,653      $  303,315
                                       --------     -----------
                                       --------     -----------

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series D commenced operations on March 13, 2000 with gross proceeds of $5,279,158 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from March 13, 2000 (commencement of operations) to September 29, 2000 resulted in additional proceeds to Series D of $2,830,194. Additional Interests of Series D will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Interests in Series D may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions from March 13, 2000 (commencement of operations) to September 29, 2000 were $1,150,652 for limited interests and $25,005 for general interests. Redemptions for the period from July 1, 2000 to September 29, 2000 were $104,298 for limited interests. Additionally, Interests owned in one series may be exchanged, without any charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 29, 2000, 100% of Series D's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series D's trading in commodities. Inasmuch as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. PSI credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

   The net asset value per Interest as of September 29, 2000 was $87.06, a decrease of 12.94% from the March 13, 2000 initial net asset value per Interest of $100.00, and a decrease of 15.43% from the June 30, 2000 net asset value per Interest of $102.95.

   Series D's gross trading losses were approximately $724,000 and $1,017,000, respectively, for the period from March 13, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000. A detailed discussion of Series D's current period trading results is presented below.

Quarterly Market Overview

   U.S. economic activity expanded at a moderate pace at the beginning of the third quarter and showed signs of slowing down near quarter-end. Growth in consumer spending slowed from the outsized gains earlier in the year, and sales of new homes dropped from earlier highs. However, business spending continued to surge and industrial production trended upward. Even though expansion in employment slowed considerably in recent months, labor markets remained tight by historical standards and some measures of labor compensation continued to accelerate. The recent decrease in consumer spending resulted from moderate growth of real disposable income in recent months coupled with dips in stock market valuation. Nevertheless, consumer sentiment continued to be buoyant. Consumer prices, as measured by the CPI, increased in June in response to a surge in energy prices, but climbed only modestly in July and August.

   U.S. Treasury markets were choppy throughout the quarter but ended slightly higher, while Japanese government bonds fell sharply on news of a 25 basis point rate hike. The U.S. Federal Reserve Bank maintained interest rates at 6.50% throughout the quarter due to increasing indications of a slow down in aggregate demand and rising productivity. Conversely, there was a shift by other European and Asian central banks toward tighter domestic monetary policy. At its monetary policy meeting held in August, the Bank of Japan (BOJ) decided to raise rates from 0% to 0.25%. In February 1999, the BOJ adopted a zero interest rate policy, unprecedented both in and out of Japan, to counter the possibility of mounting deflationary pressure and prevent further deterioration of Japan's economy. Over the past year and a half, Japan's economy substantially improved; consequently, the BOJ felt confident that Japan's economy had reached the stage where deflation was no longer an immediate threat.

   The BOJ's increase in short-term interest rates in August caused the yen to rally sharply against the British pound and U.S. dollar. The U.S. dollar was strong against most major currencies at the beginning of the quarter. The end of September brought a sharp reversal to this trend following intervention by the G-7 central banks to support the euro. This move drove the euro up 5% against the U.S. dollar and the Japanese yen. The euro surged to a high of above $0.90 after the initial wave of euro buying before settling down more than $0.02 below its intervention peaks.

   Global equity markets experienced choppiness in July and August before declining in September. This was due to growing concern over near record energy costs and warnings of earning shortfalls, particularly from U.S. technology companies.

   Energy prices continued their upward trend throughout the quarter. In August, the American Petroleum Institute reported that crude inventories were at a 24-year low and by month's end the price per barrel had moved to over $33. On September 22nd, the U.S. announced that it would release 30 million barrels of oil from the U.S. strategic petroleum reserve over the next month in an effort to cap surging energy prices; crude oil prices fell by $2 a barrel.

Quarterly Performance of Series D

   The following is a summary of performance for the major sectors in which Series D traded:

   Currencies (-): Long positions in the euro yielded losses despite a brief rally after intervention by the European Central Bank and other G-7 central banks to boost the failing euro. The Reserve Bank of Australia raised interest rates by 25 basis points in August, but this failed to boost their currency. The Australian dollar lost ground and long positions incurred losses.

   Interest rates (-): Losses were incurred in long domestic and European bond positions. The slowing global economy resulted in negative performance.

   Indices (-): The global economic slowdown negatively affected the major stock indices. Long positions in the S&P 500, European DAX, and London FTSE resulted in losses.

   Metals (+): Long copper positions provided positive performance for the quarter as strong demand and weakening foreign currencies drove prices higher.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was approximately $192,000 and $91,000 for the periods from March 13, 2000 (commencement of operations) to September 29, 2000 and July 1, 2000 to September 29, 2000, respectively.

   Commissions are calculated on Series D's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees were approximately $210,000 and $86,000 for the periods from March 13, 2000 (commencement of operations) to September 29, 2000 and July 1, 2000 to September 29, 2000, respectively.

   All trading decisions for Series D are made by Bridgewater Associates, Inc. (the 'Trading Advisor'). Management fees are calculated on Series D's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were approximately $40,000 and $19,000 for the periods from March 13, 2000 (commencement of operations) to September 29, 2000 and July 1, 2000 to September 29, 2000, respectively.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees of approximately $27,000 for the period from March 13, 2000 (commencement of operations) to September 29, 2000 was generated as a result of positive trading performance in March 2000.

   General and administrative expenses were approximately $49,000 and $23,000 for the periods from March 13, 2000 (commencement of operations) to September 29, 2000 and July 1, 2000 to September 29, 2000, respectively. These expenses include reimbursement of costs incurred by the Managing Owner on behalf of Series D, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. The amount of expenses charged to Series D is limited to 1.5% of its net asset value during any one year.

New Accounting Guidance

   In June 2000, FASB issued SFAS 138, which became effective for Series D on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective September 2000, Eleanor L. Thomas was
                           elected by the Board of Directors of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti.

Item 6. (a) Exhibits--

 3.1
 and
 4.1--First Amended and Restated Declaration of Trust and Trust Agreement of
      World Monitor Trust II dated as of May 15, 1999 (incorporated by reference to Exhibits 3.1 and 4.1 to Series D's Registration Statement on Form S-1, File No. 333-83011)

 4.2--Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series D's Registration Statement on Form S-1, File No. 333-83011)

 4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to
      Series D's Registration Statement on Form S-1, File No. 333-83011)

 4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

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

WORLD MONITOR TRUST II--SERIES D

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 13, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer