Form 10-Q
period 2001-06-29
WORLD MONITOR TRUST II SERIES D
filed 2001-08-10
CIK 1090697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 29, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 29,      December 31,
                                                                           2001            2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $3,618,896      $6,114,108
Net unrealized gain on open futures contracts                               50,262          61,961
Accrued interest receivable                                                    420              --
                                                                        ----------     ------------
Total assets                                                            $3,669,578      $6,176,069
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Unrealized loss on open forward contracts                               $   66,141      $   10,235
Redemptions payable                                                         48,454          10,586
Accrued expenses                                                            36,822          57,594
Commissions and other transaction fees payable                              24,027          37,521
Management fees payable                                                      4,407           7,506
                                                                        ----------     ------------
Total liabilities                                                          179,851         123,442
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (45,126.702 and 68,491.311 interests outstanding)      3,446,877       5,992,086
General interests (561 and 692 interests outstanding)                       42,850          60,541
                                                                        ----------     ------------
Total trust capital                                                      3,489,727       6,052,627
                                                                        ----------     ------------
Total liabilities and trust capital                                     $3,669,578      $6,176,069
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interest ('Interests')          $    76.38      $    87.49
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          For the period from
                                                            March 13, 2000
                                                             (commencement       For the period from     For the period from
                                  For the period from        of operations)          March 31, 2001          April 1, 2000
                                  January 1, 2001 to              to                      to                      to
                                     June 29, 2001           June 30, 2000           June 29, 2001           June 30, 2000
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions               $(530,215)              $ 481,187               $(331,160)              $ 451,538
Change in net unrealized
  gain/loss on open commodity
  positions                              (67,605)               (188,591)                370,192                 (58,451)
Interest income                          108,860                 101,292                  39,187                  83,094
                                  -------------------     -------------------     -------------------     -------------------
                                        (488,960)                393,888                  78,219                 476,181
                                  -------------------     -------------------     -------------------     -------------------
EXPENSES
Commissions and other
  transaction fees                       156,454                 123,580                  67,896                 104,217
Incentive fees                                --                  27,238                      --                  27,238
Management fees                           30,242                  21,266                  12,900                  17,826
General and administrative                36,951                  26,004                  15,545                  21,423
                                  -------------------     -------------------     -------------------     -------------------
                                         223,647                 198,088                  96,341                 170,704
                                  -------------------     -------------------     -------------------     -------------------
Net income (loss)                      $(712,607)              $ 195,800               $ (18,122)              $ 305,477
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                      $(705,222)              $ 193,270               $ (17,753)              $ 301,394
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
General interests                      $  (7,385)              $   2,530               $    (369)              $   4,083
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
NET INCOME (LOSS) PER WEIGHTED
  AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted
  average limited and general
  interest                             $  (11.65)              $    3.52               $    (.34)              $    5.45
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
Weighted average number of
  limited and general
  interests outstanding                   61,163                  55,667                  52,938                  56,077
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000               69,183.311     $5,992,086      $60,541      $6,052,627
Contributions                                   2,040.729        162,000           --         162,000
Net loss                                                        (705,222)      (7,385)       (712,607)
Redemptions                                   (25,536.338)    (2,001,987)     (10,306)     (2,012,293)
                                              -----------     ----------     ---------     ----------
Trust capital--June 29, 2001                   45,687.702     $3,446,877      $42,850      $3,489,727
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
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

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 30, 2001
                                  (Unaudited)
A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series D ('Series D') as of June 29, 2001 and the results of its operations for the periods from January 1, 2001 to June 29, 2001 ('Year-To-Date 2001'), March 13, 2000 (commencement of operations) to June 30, 2000 ('Year-To-Date 2000'), March 31, 2001 to June 29, 2001 ('Second Quarter 2001') and April 1, 2000 to June 30, 2000 ('Second Quarter 2000'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

   Certain balances from 2000 have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   The Managing Owner of Series D is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. Series D pays the Managing Owner or its affiliates for services they perform for Series D, which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series D is limited to 1.5% of its net asset value during the year (with a maximum of 1.25% attributable to non-legal and audit expenses). Because general and administrative expenses exceeded this limit, all or a portion of the expenses related to services the Managing Owner performed for Series D for Year-To-Date 2001, Year-To-Date 2000, Second Quarter 2001 and Second Quarter 2000 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series D and continue to pay the costs of offering its limited interests.

   The costs incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

                  Year-To-Date 2001   Year-To-Date 2000   Second Quarter 2001   Second Quarter 2000
                  -----------------   -----------------   -------------------   -------------------
Commissions           $ 145,380           $ 101,904             $62,013               $85,395
General and
  administrative          1,410               2,674              (5,460)                2,471
                  -----------------   -----------------   -------------------   -------------------
                      $ 146,790           $ 104,578             $56,553               $87,866
                  -----------------   -----------------   -------------------   -------------------
                  -----------------   -----------------   -------------------   -------------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of June 29, 2001 and December 31, 2000 were $4,406 and $13,916, respectively.

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

   As of June 29, 2001, a non-U.S. affiliate of the Managing Owner owns 54.067 limited interests of Series D.

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

Credit risk

   When entering into futures or forward contracts, Series D is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series D enters into forward transactions, the sole counterparty is PSI, Series D's commodity broker. Series D has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series D's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series D.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series D and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series D, the Managing Owner and the trading advisor, Series D shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the First Amended and Restated Declaration of Trust and Trust Agreement provides that Series D will liquidate its positions, and eventually dissolve, if Series D experiences a decline in the net asset value of 50% from the
                                        5
value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series D.

   PSI, when acting as Series D's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At June 29, 2001, such segregated assets totalled $2,699,856.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series D related to foreign futures trading, which totalled $969,302 at June 29, 2001. There are no segregation requirements for assets related to forward trading.

   As of June 29, 2001, Series D's open futures and forward contracts mature within one year.

   The following table presents the fair value of futures and forward contracts at June 29, 2001 and December 31, 2000:

                                                           2001                           2000
                                                 -------------------------      -------------------------
                                                  Assets       Liabilities       Assets       Liabilities
                                                 --------      -----------      --------      -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                              $ 16,647       $      475      $ 36,273       $  151,533
     Stock indices                                    280               --        17,350               --
     Currencies                                   153,488           71,768       215,083           10,850
     Commodities                                      700               --            --            2,813
  Foreign exchanges
     Interest rates                                 4,671           44,729         4,281           42,656
     Stock indices                                    957            9,859        16,034           15,045
     Commodities                                      350               --            --            4,163
Forward Contracts:
     Currencies                                        --           66,141            --           10,235
                                                 --------      -----------      --------      -----------
                                                 $177,093       $  192,972      $289,021       $  237,295
                                                 --------      -----------      --------      -----------
                                                 --------      -----------      --------      -----------

D. Financial Highlights

                                                                Year-To-Date      Second Quarter
                                                                    2001               2001
                                                                ------------    -------------------
Performance per Interest
  Net asset value, beginning of period                            $  87.49            $ 77.35
                                                                ------------       ----------
  Net realized loss and change in unrealized gain/loss
     on commodity transactions                                       (9.18)              0.12
  Interest income                                                     1.74               0.73
  Expenses                                                           (3.67)             (1.82)
                                                                ------------       ----------
  Decrease for the period                                           (11.11)             (0.97)
                                                                ------------       ----------
  Net asset value, end of period                                  $  76.38            $ 76.38
                                                                ------------       ----------
                                                                ------------       ----------
Total return                                                        (12.70)%            (1.25)%
Ratio to average net assets
  Interest income                                                     4.39%              3.72%
  Expenses                                                            9.02%              9.14%

                                       6

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series D commenced operations on March 13, 2000 with gross proceeds of $5,279,158 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from March 13, 2000 (commencement of operations) to June 29, 2001 resulted in additional gross proceeds to Series D of $3,111,494. Additional limited interests of Series D will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Limited interests in Series D may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2001, Second Quarter 2001 and for the period from March 13, 2000 (commencement of operations) to June 29, 2001 were $2,001,987, $1,835,069 and $3,308,897, respectively.
Redemptions of general interests for Second Quarter 2001 and for the period from March 13, 2000 (commencement of operations) to June 29, 2001 were $10,306 and $45,898, respectively. Additionally, Interests owned in one series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 29, 2001, 100% of Series D's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for trading in commodities. Inasmuch as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. PSI credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

Results of Operations

   The net asset value per Interest as of June 29, 2001 was $76.38, a decrease of 12.70% from the December 31, 2000 net asset value per Interest of $87.49 and a decrease of 1.25% from the March 30, 2001 net asset value per Interest of
77.35. Past performance is not necessarily indicative of future results.

   Series D's gross trading gains (losses) were $(598,000), $293,000, $39,000 and $393,000 during Year-To-Date 2001, Year-To-Date 2000, Second Quarter 2001 and Second Quarter 2000, respectively. Due to the nature of Series D's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D's Second Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The global economy remained sluggish during the second quarter of 2001 and as a result, U.S. and global stock markets continued their downward trend. In the U.S., heightened concerns regarding cutbacks in industrial production and future sales caused downward revisions of corporate earnings. Business investment and capital spending were weak and appeared to be decreasing further, reflecting in part the downtrend in manufacturing output. Labor demand weakened considerably and unemployment rose. Consumer spending held up relatively well despite deceleration in income, reduced household net worth, and deterioration in consumer sentiment. Economic activity in foreign industrial countries decelerated as well, due in part to softening of the U.S. economy, weakness in world high-tech markets and the downward adjustment in global equity prices. Expansion in Europe, including the United Kingdom, and Canada slowed significantly, while the Japanese economy slowed after a brief rebound late last year. In addition, economic growth in many developing countries softened, reflecting, in part, weaker external demand. In the U.S., overall inflation, as measured by the Consumer Price Index (CPI), increased slightly, but was held down by a deceleration in energy prices.

   As a result of weak global economies, equity markets continued to perform poorly during most of the quarter. In April, U.S. equity markets, particularly the NASDAQ, rallied briefly after the U.S. Federal Reserve (Fed) called an unscheduled meeting to lower interest rates before falling once again amid continuing softening economies and fears of weak corporate earnings. Markets rose briefly once again in June following the U.S. Federal Reserve's 25 basis point interest rate cut. This smaller than anticipated rate reduction seemed to signal a cessation of the Fed's recent series of aggressive rate cuts and caused many investors to exit the bond market and invest in equities.

   Interest rate instruments trended upward throughout most of the quarter as major central banks cut short-term interest rates in an attempt to bolster slowing economies. The U.S. Federal Reserve cut rates three times during the quarter lowering rates from 4.50% to 3.75%. The European Central Bank and the Bank of England cut interest rates by 25 basis points in May. This was the third interest rate reduction in five months for the Bank of England. Global bonds reversed downward towards quarter-end as the Fed cut rates by only 25 basis points, driving many investors out of interest rate instruments and into equities.

   In foreign exchange markets, the Japanese yen started the quarter strong before weakening against the U.S. dollar and other foreign currencies. This followed a government report that Japan's GDP shrank in the first quarter, generating fears that the Japanese economy may be slipping into recession. The Canadian dollar posted gains against the U.S. dollar as economic reports showed a 1.7% increase in exports to the U.S. in June. The British pound reached a 15 year low against the U.S. dollar in June amid concern that England would join the European Monetary Union. The euro declined against the U.S. dollar as well, amid signs of continuing weakness in the European economy.

   Energy prices fell in response to growing inventory levels of crude oil and related products. The American Petroleum Institute reported that the U.S. gasoline supply had reached its highest level in two years. Swelling energy inventories fed fears of an overall weakening demand for fuels in the slowing global economy. Additionally, the market fell when tropical storm Allison caused less damage along the Gulf Coast than was originally feared.

Quarterly Performance of Series D

   The following is a summary of performance for the major sectors in which Series D traded:

   Interest rates (-): Prices of most interest rate instruments trended upward throughout most of the quarter due to short-term interest rate cuts by major central banks in an attempt to bolster slowing economies. Short positions in Australian government and euro bonds resulted in losses for Series D.

   Currencies (+): The Canadian dollar rose against the U.S. dollar amid signs of a weak U.S. economy and an increase of Canadian exports to the U.S., resulting in gains for long positions. Long Australian dollar positions resulted in gains in April as prices rallied following a 50 basis point interest rate cut by the Reserve Bank of Australia. Short British pound positions resulted in gains as the pound reached a 15 year low against the U.S. dollar in June.

   Metals (+): Rate cuts by U.S. and European central banks stirred fears of inflation driving metal prices higher. Long copper positions resulted in gains.

   Stock indices (+): Weak global economies and concerns regarding corporate earnings resulted in continued poor performance in the equity markets. S&P 500, London FTSE and MIB 30 index positions resulted in gains for Series D.

   Series D commenced trading activities on March 13, 2000, and as such, a comparison of Year-To-Date 2001 versus Year-To-Date 2000 operating results is not meaningful. Additionally, Series D's average net assets levels during Second Quarter 2001 have decreased from Second Quarter 2000, primarily due to redemptions and poor trading performance since July 2000, offset, in part, by contributions received. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series D, as well as commissions, management fees and general and administrative expenses incurred, as further discussed below.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $109,000 and $101,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Interest income decreased $44,000 during Second Quarter 2001 as compared to Second Quarter 2000 due to the decrease in net asset levels, as discussed above, as well as the decline in interest rates during Second Quarter 2001 versus Second Quarter 2000.

   Commissions are calculated on Series D's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees were $156,000 and $124,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Commissions and other transaction fees decreased $36,000 during Second Quarter 2001 as compared to Second Quarter 2000 due to the decrease in net asset levels, as discussed above.

   All trading decisions for Series D are made by Bridgewater Associates, Inc. (the 'Trading Advisor'). Management fees are calculated on Series D's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $30,000 and $21,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Management fees decreased $5,000 during Second Quarter 2001 as compared to Second Quarter 2000 due to the decrease in net asset levels, as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were paid during Year-To-Date 2001. Incentive fees were $27,000 during Year-To-Date 2000, which were incurred during the Second Quarter 2000.

   General and administrative expenses were $37,000 and $26,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. General and administrative expenses decreased $6,000 during Second Quarter 2001 as compared to Second Quarter 2000. These expenses include reimbursement of costs incurred by the Managing Owner on behalf of Series D, in addition to accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners. The total amount of general and
                                       9
administrative expenses charged to Series D in any year is limited to 1.5% of its net asset value during such year (with a maximum of 1.25% attributable to non-legal and audit expenses). Since the net asset levels decreased during Second Quarter 2001 versus Second Quarter 2000, as discussed above, the application of the limit led to a decrease in general and administrative expenses incurred by Series D and was the primary cause of the $6,000 decrease mentioned above.

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

WORLD MONITOR TRUST II--SERIES D

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                   Date: August 10, 2001
     ---------------------------------
     Steven Carlino
     Vice President and Treasurer