Form 10-Q
period 2001-09-28
WORLD MONITOR TRUST II SERIES D
filed 2001-11-09
CIK 1090697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 28, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-32685

                        WORLD MONITOR TRUST II--SERIES D
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                    13-4058318
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 28,     December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 3,676,090       $6,114,108
Net unrealized gain on open futures contracts                              192,061           61,961
Accrued interest receivable                                                    407               --
                                                                      -------------     ------------
Total assets                                                           $ 3,868,558       $6,176,069
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Unrealized loss on open forward contracts                              $   130,195       $   10,235
Accrued expenses                                                            44,063           57,594
Commissions and other transaction fees payable                              18,821           37,521
Management fees payable                                                      3,523            7,506
Redemptions payable                                                             --           10,586
                                                                      -------------     ------------
Total liabilities                                                          196,602          123,442
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (46,304.379 and 68,491.311 interests
  outstanding)                                                           3,634,748        5,992,086
General interests (474 and 692 interests outstanding)                       37,208           60,541
                                                                      -------------     ------------
Total trust capital                                                      3,671,956        6,052,627
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 3,868,558       $6,176,069
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $     78.50       $    87.49
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          For the period from
                                                            March 13, 2000
                                  For the period from        (commencement        For the period from     For the period from
                                  January 1, 2001 to       of operations) to       June 30, 2001 to         July 1, 2000 to
                                  September 28, 2001      September 29, 2000      September 28, 2001      September 29, 2000
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions               $(453,354)              $(750,386)              $  76,861              $(1,231,573)
Change in net unrealized
  gain/loss on open commodity
  positions                               10,140                  26,338                  77,745                  214,929
Interest income                          139,027                 192,174                  30,167                   90,882
                                  -------------------     -------------------     -------------------     -------------------
                                        (304,187)               (531,874)                184,773                 (925,762)
                                  -------------------     -------------------     -------------------     -------------------
EXPENSES
Commissions and other
  transaction fees                       216,092                 209,549                  59,638                   85,969
General and administrative                50,579                  48,553                  13,628                   22,549
Management fees                           41,550                  39,932                  11,308                   18,666
Incentive fees                                --                  27,238                      --                       --
                                  -------------------     -------------------     -------------------     -------------------
                                         308,221                 325,272                  84,574                  127,184
                                  -------------------     -------------------     -------------------     -------------------
Net income (loss)                      $(612,408)              $(857,146)              $ 100,199              $(1,052,946)
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                      $(605,925)              $(846,926)              $  99,297              $(1,040,196)
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
General interests                      $  (6,483)              $ (10,220)              $     902              $   (12,750)
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
NET INCOME (LOSS) PER WEIGHTED
  AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted
  average limited and general
  interest                             $  (10.88)              $  (14.46)              $    2.17              $    (16.75)
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
Weighted average number of
  limited and general
  interests outstanding                   56,300                  59,263                  46,200                   62,848
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------

------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000               69,183.311     $5,992,086      $60,541      $6,052,627
Contributions                                   5,061.684        395,300        1,582         396,882
Net loss                                                        (605,925)      (6,483)       (612,408)
Redemptions                                   (27,466.616)    (2,146,713)     (18,432)     (2,165,145)
                                              -----------     ----------     ---------     ----------
Trust capital--September 28, 2001              46,778.379     $3,634,748      $37,208      $3,671,956
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series D ('Series D') as of September 28, 2001 and the results of its operations for the periods from January 1, 2001 to September 28, 2001 ('Year-To-Date 2001'), March 13, 2000 (commencement of operations) to September 29, 2000 ('Year-To-Date 2000'), July 1, 2001 to September 28, 2001 ('Third
Quarter 2001') and July 1, 2000 to September 29, 2000 ('Third Quarter 2000'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series D is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. Series D pays the Managing Owner or its affiliates for services they perform for Series D, which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series D is limited to 1.5% of its net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses). Because general and administrative expenses exceeded this limit, all or a portion of the expenses related to services the Managing Owner performed for Series D and certain third party costs for Year-To-Date 2001, Year-To-Date 2000, Third Quarter 2001 and Third Quarter 2000 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series D and continue to pay the costs of offering its limited interests.

   The costs incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

                                           Year-To-Date    Year-To-Date    Third Quarter    Third Quarter
                                               2001            2000            2001             2000
                                           ------------    ------------    -------------    -------------
Commissions                                  $199,740        $191,621         $54,360          $89,717
General and administrative                         --           6,253          (1,410)           3,579
                                           ------------    ------------    -------------    -------------
                                             $199,740        $197,874         $52,950          $93,296
                                           ------------    ------------    -------------    -------------
                                           ------------    ------------    -------------    -------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 28, 2001 and December 31, 2000 were $1,512 and $13,916, respectively.

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

   As of September 28, 2001, a non-U.S. affiliate of the Managing Owner owns
54.067 limited interests of
Series D.

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

   PSI, when acting as Series D's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At September 28, 2001, such segregated assets totalled $2,284,658. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series D related to foreign futures trading, which totalled $1,583,493 at September 28, 2001. There are no segregation requirements for assets related to forward trading.

   As of September 28, 2001, Series D's open futures and forward contracts mature within one year.

   The following table presents the fair value of futures and forward contracts at September 28, 2001 and December 31, 2000:

                                                           2001                           2000
                                                 -------------------------      -------------------------
                                                  Assets       Liabilities       Assets       Liabilities
                                                 --------      -----------      --------      -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                              $ 90,288       $       --      $ 36,273       $  151,533
     Stock indices                                  1,103               --        17,350               --
     Currencies                                    50,138           96,283       215,083           10,850
     Commodities                                    7,850               --            --            2,813
  Foreign exchanges
     Interest rates                               137,110            6,798         4,281           42,656
     Stock indices                                 23,882           15,548        16,034           15,045
     Commodities                                      319               --            --            4,163
Forward Contracts:
     Currencies                                        --          130,195            --           10,235
                                                 --------      -----------      --------      -----------
                                                 $310,690       $  248,824      $289,021       $  237,295
                                                 --------      -----------      --------      -----------
                                                 --------      -----------      --------      -----------

D. Financial Highlights

                                                                  Year-To-Date      Third Quarter
                                                                      2001               2001
                                                                  ------------    ------------------
Performance per Interest
  Net asset value, beginning of period                              $  87.49           $  76.38
                                                                  ------------       ----------
  Net realized gain (loss) and change in unrealized gain
     on commodity transactions                                         (5.88)              3.30
  Interest income                                                       2.39                .65
  Expenses                                                             (5.50)             (1.83)
                                                                  ------------       ----------
  Increase (decrease) for the period                                   (8.99)              2.12
                                                                  ------------       ----------
  Net asset value, end of period                                    $  78.50           $  78.50
                                                                  ------------       ----------
                                                                  ------------       ----------
Total return                                                          (10.28)%             2.78%
Ratio to average net assets
  Interest income                                                       4.10%              3.33%
  Expenses                                                              9.08%              9.34%

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series D commenced operations on March 13, 2000 with gross proceeds of $5,280,158 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from March 13, 2000 (commencement of operations) to September 28, 2001 resulted in additional gross proceeds to Series D of $3,346,376. Additional limited interests of Series D will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Limited interests in Series D may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2001, Third Quarter 2001 and for the period from March 13, 2000 (commencement of operations) to September 28, 2001 were $2,146,713, $144,726 and $3,453,623, respectively.
Redemptions of general interests for Year-To-Date 2001, Third Quarter 2001 and for the period from March 13, 2000 (commencement of operations) to September 28, 2001 were $18,432, $8,126 and $54,024, respectively. Additionally, Interests owned in one series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 28, 2001, 100% of Series D's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for trading in commodities. Inasmuch as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. PSI credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

Results of Operations

   After the attacks of September 11th, the Managing Owner contacted Series D's trading advisor who reported that there was no material disruption to its ability to follow its trading systems and to function normally. Additionally, there was no material disruption to the Managing Owner's ability to maintain operations and perform its functions as a result of the tragic events.

   The net asset value per Interest as of September 28, 2001 was $78.50, a decrease of 10.28% from the December 31, 2000 net asset value per Interest of $87.49 and an increase of 2.78% from the June 29, 2001 net asset value per Interest of $76.38. Past performance is not necessarily indicative of future results.

   Series D's gross trading gains (losses) were $(443,000), $(724,000), $155,000 and $(1,017,000) during Year-To-Date 2001, Year-To-Date 2000, Third Quarter 2001 and Third Quarter 2000, respectively. Due to the nature of Series D's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D's Third Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The pace of global economic activity remained slow throughout the third quarter of 2001. Weakened business expenditure and efforts to reduce inventory resulted in decreased manufacturing activity. Labor demand declined in most sectors and the unemployment rate edged up to 4.9% in August. After a period of strength, the U.S. dollar fell against most major foreign currencies, particularly the Japanese yen, the euro and the Swiss franc. Global equity markets fell throughout most of the quarter while short- and long-term interest rates declined pushing bond prices higher. Consumer spending weakened slightly, but generally remained strong through most of the quarter, supported in part by low mortgage rates, tax rebates, declining energy prices and widespread discounting of retail prices. Consumer confidence remained at moderately favorable levels during the first two months of the quarter and helped moderate economic weakness. Growth in many foreign industrial economies, including Japan and much of Europe, weakened during the third quarter as well. Financial conditions deteriorated markedly in Argentina and many other developing countries.

   The terrorist attacks of September 11th further weakened the sluggish U.S. and global economies. Equity markets throughout the world plunged in the week following the attacks. The Dow Jones industrial average suffered its worst percentage loss since the Great Depression due to uncertainty about how the economy would perform as a result of these attacks and other threats of terrorism. U.S. equity indices recovered somewhat at the end of September as interest rate cuts by the U.S. Federal Reserve and fiscal stimuli by Congress combined to help fuel an economic rebound. Global equity markets followed suit, rebounding from earlier lows as well.

   The U.S. dollar's downward trend against many foreign currencies accelerated after September 11th. As a result of the attacks, many investors switched exposure from the U.S. dollar to other currencies such as the Swiss franc, British pound and euro, all of which rose against the U.S. dollar.

   U.S. and European interest rate instruments rose throughout most of the quarter as data indicated persistent weakness in the U.S. economy. The U.S. Federal Reserve lowered interest rates by 25 basis points in August in an effort to stimulate the economy. Interest rate instruments continued to rally in the wake of September 11th as the U.S. Federal Reserve moved to inject liquidity into the economy, cutting interest rates 50 basis points on September 17th to 3%. This move was soon followed by the Central Bank of Canada, the European Central Bank and the Swiss National Central Bank, who also lowered their rates 0.50%.

   Energy prices began the quarter low, but peaked sharply immediately after the September 11th attacks amid worries of a potential interruption in supplies. Energy prices soon reversed course as concerns of decreased demand caused by a global economic recession outweighed fears of scarcity. Two weeks after the attacks, oil prices plunged more than 12% to a 22-month low of $23 a barrel. OPEC leaders announced that with prices within their $22 to $28 a barrel target, they see no need to alter output and assured that there will be no disruption in supplies.

Quarterly Performance of Series D

   The following is a summary of performance for the major sectors in which Series D traded:

   Interest rates (+): Long European and Australian bond positions resulted in gains throughout the quarter as many central banks lowered interest rates in an effort to boost weakening economies.

   Metals (+): Short copper positions resulted in gains as fears of a global economic recession and decreasing industrial production lowered prices of industrial commodities.

   Currencies (-): Short Japanese yen, euro, Canadian dollar and Australian dollar positions resulted in losses for Series D as these currencies strengthened against the U.S. dollar. The U.S. dollar continued to decline against foreign currencies after September 11th as investors sought to decrease their exposure to the dollar.

   Indices (-): The attacks on September 11th further weakened slowing global economies and declining equity markets. Long positions in the S&P 500, London FTSE, Tokyo TOPIX and MIB 30 index incurred losses for Series D.

   Series D commenced trading activities on March 13, 2000, and as such, a comparison of Year-To-Date 2001 versus Year-To-Date 2000 operating results is not meaningful. Additionally, Series D's average net asset levels during Third Quarter 2001 have decreased from Third Quarter 2000, primarily due to redemptions and poor trading performance since July 2000, offset, in part, by contributions received. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series D, as well as commissions, management fees and general and administrative expenses incurred, as further discussed below.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $139,000 and $192,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Interest income decreased $61,000 during Third Quarter 2001 as compared to Third Quarter 2000 due to the decrease in net asset levels, as discussed above, as well as the decline in interest rates during Third Quarter 2001 versus Third Quarter 2000.

   Commissions are calculated on Series D's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees were $216,000 and $210,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Commissions and other transaction fees decreased $26,000 during Third Quarter 2001 as compared to Third Quarter 2000 due to the decrease in net asset levels, as discussed above.

   All trading decisions for Series D are made by Bridgewater Associates, Inc. (the 'Trading Advisor'). Management fees are calculated on Series D's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $42,000 and $40,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively. Management fees decreased $7,000 during Third Quarter 2001 as compared to Third Quarter 2000 due to the decrease in net asset levels, as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were paid during Year-To-Date 2001. Incentive fees were $27,000 during Year-To-Date 2000.

   General and administrative expenses were $51,000 and $49,000 for Year-To-Date 2001 and Year-To-Date 2000, respectively and decreased $9,000 during Third Quarter 2001 as compared to Third Quarter 2000. These expenses include reimbursement of costs incurred by the Managing Owner on behalf of Series D, in addition to accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners. The total amount of general and administrative expenses charged to Series D in any year is limited to 1.5% of its net asset value during such year (with a maximum of 1.25% attributable to other than legal and audit expenses). Since the net asset levels decreased during Third Quarter 2001 versus Third

Quarter 2000, as discussed above, the application of the limit led to a decrease in general and administrative expenses incurred by Series D and was the primary cause of the $9,000 decrease mentioned above. The portion of general and administrative expenses that exceeded the limit discussed above was borne by the Managing Owner or its affiliates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against Series D or the Managing Owner.

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e., general interests) exempt from registration under section 4(2) of the Securities Act of 1933 during the period from June 30, 2001 to September 28, 2001.

                                                                Amount of
                                                    ---------------------------------
                         Date of Sale               Interests sold      Cash received
               --------------------------------     --------------      -------------
               August 10, 2001                             20              $ 1,582

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

WORLD MONITOR TRUST II--SERIES D

By: Prudential Securities Futures Management
Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 9, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer