Form 10-K
period 2001-12-31
WORLD MONITOR TRUST II SERIES D
filed 2002-03-27
CIK 1090697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-32685

                        WORLD MONITOR TRUST II-SERIES D
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              13-4058318
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
or organization)                                No.)

One New York Plaza, 13th Floor, New York, New York
                                                10292
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:

                             None
---------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                             Limited Interests
----------------------------------------------------------------------
                             (Title of class)

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

   Prospectus, included as part of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-83011), filed with the Securities and Exchange Commission (the 'SEC') on March 20, 2001, is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K

   Registrant's Annual Report to Interest holders for the year ended December 31, 2001 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                             Index to exhibits can be found on pages 10 and 11.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II

Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item 7A    Quantitative and Qualitative Disclosures about Market Risk.......................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     6
PART III

Item 10    Directors and Executive Officers of the Registrant...............................     6
Item 11    Executive Compensation...........................................................     8
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     8
Item 13    Certain Relationships and Related Transactions...................................     9

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................    10
           Financial Statements and Financial Statement Schedules...........................    10
           Exhibits.........................................................................    10
           Reports on Form 8-K..............................................................    11

SIGNATURES..................................................................................    12

                                       2

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

   Series D (the 'Registrant') is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

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

   Initially, the Limited Interests for each Series were offered for a period of up to 180 days after the date of the Prospectus ('Initial Offering Period') at $100 per Interest. The subscription minimum of $5,000,000 for each Series was reached during the Initial Offering Period permitting Series D, E and F to commence trading operations. The Registrant completed its initial offering on March 13, 2000 with gross proceeds of $5,279,158, which was fully allocated to commodities trading. Until the Subscription Maximum for each Series is reached, each Series' Limited Interests will continue to be offered on a weekly basis at the then current net asset value per Interest ('Continuous Offering Period'). During the Continuous Offering Period through December 31, 2001, Series D raised additional gross proceeds of $3,957,889.

Managing Owner and its Affiliates

   The managing owner of the Registrant is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. PSI is the selling agent for the Registrant, as well as its commodity broker. The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it will make such contributions (and in return will receive general interests) as are necessary to meet this requirement.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement, as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report for the year ended December 31, 2001 ('Registrant's 2001 Annual Report'), which is filed as an exhibit hereto.

Other

   In addition to the description above, information is incorporated herein by reference to the Prospectus included as a part of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-83011), filed with the SEC on March 20, 2001 (the 'Prospectus'), and found therein under the following headings: 'SERIES D-Bridgewater Associates' Trading Strategy,' 'TRADING LIMITATIONS AND POLICIES,' 'DUTIES AND COMMITMENTS OF THE MANAGING OWNER' and 'SUMMARY OF AGREEMENTS.'

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Limited Interests and the use of proceeds is incorporated by reference to Note A to the Registrant's 2001 Annual Report, which is filed as an exhibit hereto and the Prospectus sections entitled 'THE OFFERING-The Current Offering Period' and '-Use of Proceeds.'

   A significant secondary market for the Limited Interests has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, Limited Interests may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Additionally, Interests owned in one series of the Trust (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Limited Interests in those Series are being offered to the public. Exchanges and redemptions are calculated based on the applicable Series' then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange or redemption request is effected.
                                       4

   The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the year ended December 31, 2001.

                                         Amount of
                            -----------------------------------
      Date of Sale           Interests sold      Cash received
---------------------------------------------------------------
August 6, 2001                      20              $ 1,582
November 19, 2001                   66              $ 5,413

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 6, 2002, there were 415 holders of record owning 54,670.225 Interests, which include 600 general interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 12 of the Registrant's 2001 Annual Report, which is filed as an exhibit hereto.

                                                                               For the period from
                                                                                 March 13, 2000
                                                                                (commencement of
                                                           Year ended            operations) to
                                                        December 31, 2001       December 31, 2000
                                                        -----------------     ---------------------
     Total revenues (including interest)                   $   (60,689)            $  (375,118)
                                                        -----------------     ---------------------
                                                        -----------------     ---------------------
     Net loss                                              $  (463,991)            $  (834,523)
                                                        -----------------     ---------------------
                                                        -----------------     ---------------------
     Net loss per weighted average Interest                $     (8.54)            $    (13.32)
                                                        -----------------     ---------------------
                                                        -----------------     ---------------------
     Total assets                                          $ 4,412,721             $ 6,176,069
                                                        -----------------     ---------------------
                                                        -----------------     ---------------------
     Net asset value per Interest                          $     81.84             $     87.49
                                                        -----------------     ---------------------
                                                        -----------------     ---------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 13 through 16 of the Registrant's 2001 Annual Report, which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 12 of the Registrant's 2001 Annual Report, which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the year ended December 31, 2001 and for the period from March 13, 2000 (commencement of operations) to December 31, 2000 is summarized below:

                                  For the period                         For the period     For the period
                                 from January 1,      For the period      from June 30,     from September
                                       2001           from March 31,         2001 to         29, 2001 to
                                   to March 30,      2001 to June 29,     September 28,      December 31,
                                       2001                2001               2001               2001
----------------------------------------------------------------------------------------------------------
Total Revenues (including
  interest)                         $ (567,179)          $ 78,219          $   184,773         $243,498
                                 ----------------    ----------------    ---------------    --------------
                                 ----------------    ----------------    ---------------    --------------
Total Revenues (including
  interest) less commissions
  and other transaction fees        $ (655,737)          $ 10,323          $   125,135         $176,651
                                 ----------------    ----------------    ---------------    --------------
                                 ----------------    ----------------    ---------------    --------------
Net income (loss)                   $ (694,485)          $(18,122)         $   100,199         $148,417
                                 ----------------    ----------------    ---------------    --------------
                                 ----------------    ----------------    ---------------    --------------
Net income (loss) per weighted
  average Interest                  $   (10.10)          $   (.34)         $      2.17         $   3.05
                                 ----------------    ----------------    ---------------    --------------
                                 ----------------    ----------------    ---------------    --------------

                                  For the period
                                  from March 13,                         For the period     For the period
                                       2000           For the period      from July 1,      from September
                                 (commencement of     from April 1,          2000 to         30, 2000 to
                                  operations) to     2000 to June 30,     September 29,      December 31,
                                  March 31, 2000           2000               2000               2000
----------------------------------------------------------------------------------------------------------
Total Revenues (including
  interest)                         $  (82,293)         $  476,181         $  (925,762)       $  156,756
                                 ----------------    ----------------    ---------------    --------------
                                 ----------------    ----------------    ---------------    --------------
Total Revenues (including
  interest) less commissions
  and other transaction fees        $ (101,656)         $  371,964         $(1,011,731)       $   62,625
                                 ----------------    ----------------    ---------------    --------------
                                 ----------------    ----------------    ---------------    --------------
Net income (loss)                   $ (109,677)         $  305,477         $(1,052,946)       $   22,623
                                 ----------------    ----------------    ---------------    --------------
                                 ----------------    ----------------    ---------------    --------------
Net income (loss) per weighted
  average Interest                  $    (2.08)         $     5.45         $    (16.75)       $     0.32
                                 ----------------    ----------------    ---------------    --------------
                                 ----------------    ----------------    ---------------    --------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing Owner.

   The Managing Owner's directors and executive officers and any person holding more than ten percent of the Registrant's Limited Interests ('Ten Percent Owners') are required to report their initial ownership of such Limited Interests and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis (other than the Massachusetts Bay Transportation Authority Retirement Fund who did not file Form 4 in a timely manner upon redeeming their beneficial ownership).
In making these disclosures, the Registrant has relied solely on written representations of
                                       6
the Managing Owner's directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Alex H. Ladouceur               Chairman of the Board of Directors and Director
Eleanor L. Thomas               President and Director
Barbara J. Brooks               Chief Financial Officer
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director
Thomas T. Bales                 Vice President
David Buchalter                 Secretary

   ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the Managing Owner since November 2001 and also has held such positions with Seaport Futures Management, Inc. ('Seaport Futures'), an affiliate of the Managing Owner, since such date. Mr. Ladouceur joined PSI in August 2001 as Executive Vice President, Head of the Global Derivatives division. He is responsible for all operating activities of PSI's Global Derivatives division including sales and trading, foreign exchange, base and precious metals, and the trading floors. In addition, Mr. Ladouceur has responsibility for Alternative Investment Strategies. Mr. Ladouceur joined PSI from Credit Lyonnais Rouse Ltd. ('CLR'), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products. Mr. Ladouceur earned his bachelor's degree in Economics from the University of Calgary in Alberta, Canada, and his master's degree in European Studies from the College of Europe in Bruges, Belgium.

   ELEANOR L. THOMAS, born 1954, has been a Director and President of the Managing Owner since September 2000 and was a Director and Executive Vice President from April 1999 to September 2000. She was a First Vice President of the Managing Owner and Seaport Futures from October 1998 to April 1999 and a Director and the President of Seaport Futures since such date. Ms. Thomas is a Senior Vice President and the Director of Alternative Investment Strategies at PSI. She is responsible for origination, asset allocation, due diligence, marketing and sales for the group's product offerings. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. She graduated Summa Cum Laude from Long Island University with a B.A. in English Literature, and graduated Baruch College in 1986 with an M.B.A. in Accounting. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, born 1948, became the Treasurer and Chief Financial Officer of the Managing Owner in May 1990, at which time she also became the Treasurer and Chief Financial Officer of Seaport Futures. In 1998, she relinquished her position as Treasurer of the Managing Owner and Seaport Futures. She is a Senior Vice President of PSI and is the Vice President-Finance and the Chief Financial Officer of various entities affiliated with PSI. She has been employed by PSI since 1983. Ms. Brooks is a certified public accountant.

   GUY S. SCARPACI, born 1947, has been a Director of the Managing Owner since July 1987 and was Assistant Treasurer from May 1988 until December 1989. In addition, Mr. Scarpaci has been a Director of Seaport Futures since May 1989. Mr. Scarpaci was first affiliated with the Managing Owner in July 1987. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974, and he is currently a Senior Vice President of the Global Derivatives division.
                                       7

   TAMARA B. WRIGHT, born 1959, has been a Senior Vice President of the Managing Owner and Seaport Futures since October 1998 and a Director of the Managing Owner since December 1998. She is also a Senior Vice President and the Chief Administrative Officer for the International Division at PSI. In this capacity, her responsibilities include financial management, risk management, systems implementation, employment matters and internal control policies and procedures. Previously, Mrs. Wright served as Director of Consumer Markets Risk Management, where she led the Domestic and International Branch efforts in ensuring the timely resolution of audit, compliance and legal concerns. Prior to joining the firm, Mrs. Wright was a manager with PricewaterhouseCoopers LLP in its Management Consulting division in New York, New York.

   THOMAS T. BALES, born 1959, is a Vice President of the Managing Owner. He is also a Senior Vice President of Futures Administration in the Global Derivatives division for PSI, and he serves in various capacities for other affiliated companies. Prior to joining the Global Derivatives division, Mr. Bales served as in-house counsel in the Law Department of PSI from October 1987 through May 1996. Mr. Bales joined PSI in November 1981 as an Analyst in the Credit Analysis Department and later served as a Section Manager.

   DAVID BUCHALTER, born 1958, has been the Secretary of both the Managing Owner and Seaport Futures since October 1996. Mr. Buchalter is a Senior Vice President and is Senior Counsel in the Law Department of PSI. Prior to joining PSI in January 1992, Mr. Buchalter was associated with the law firm of Rosenman & Colin LLP from April 1988 to January 1992. Prior to that, from May 1983 through March 1988, Mr. Buchalter served as in-house counsel for Shearson Lehman Hutton, Inc. and its predecessor firm, E.F. Hutton & Co., Inc.

   Effective March 2001, A. Laurence Norton, Jr. resigned as a Director of both the Managing Owner and Seaport Futures. Additionally, Steven Carlino resigned as Vice President and Treasurer for both the Managing Owner and Seaport Futures effective March 2002.

   Effective November 2001, Alex H. Ladouceur was elected by the Board of Directors of the Managing Owner as Chairman of the Board and he has served as Chairman of the Board of Seaport Futures since November 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 6, 2002, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 6, 2002, no director or executive officer of the Managing Owner owns directly or beneficially any of the Limited Interests issued by the Registrant.
                                       8

   As of March 6, 2002, the following owner of Limited Interests beneficially owns more than five percent (5%) of the Limited Interests issued by the
Registrant:

         Title                   Name and Address of               Amount and Nature of        Percent of
       of Class                    Beneficial Owner                Beneficial Ownership          Class
-----------------------   ----------------------------------   -----------------------------   ----------
Limited Interests         Mr. Donald Ellis                       5,500.686 Limited Interests       10.17%
                          64 Walnut Circle
                          Basking Ridge, NJ 07920-1020

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2001 Annual Report, which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable, if any, for their services. Additionally, reference is made to the Prospectus section entitled 'SUMMARY OF AGREEMENTS--Brokerage Agreement.'
                                       9

                                    PART IV

                                                                                         Annual Report
                                                                                          Page Number
                                                                                         -------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       1.   Financial Statements and Report of Independent
               Accountants--incorporated by reference to the Registrant's 2001 Annual
               Report, which is filed as an exhibit hereto

               Report of Independent Accountants                                               2

               Financial Statements:

               Statements of Financial Condition--December 31, 2001 and 2000                   3

               Condensed Schedule of Investments--At December 31, 2001                          4

               Statements of Operations--Year ended December 31, 2001 and the period
               from March 13, 2000 (commencement of operations) to December 31, 2000           5

               Statements of Changes in Trust Capital--Two years ended December 31,
               2001                                                                            5

               Notes to Financial Statements                                                   6

          2.   Financial Statement Schedules

               All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

        3. Exhibits

        (a) Description:

        3.1
        and
        4.1-- First Amended and Restated Declaration of Trust and Trust
             Agreement of World Monitor Trust II dated as of May 15, 1999 (incorporated by reference to Exhibit 3.1 and 4.1 to the Registrant's Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

        4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

        4.3-- Form of Exchange Request (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

        4.4-- Form of Subscription Agreement (incorporated by reference to
             Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

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

       10.3-- Form of Advisory Agreement among the Registrant, Managing Owner, and the Trading Advisor (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

       10.4-- Form of Representation Agreement Concerning the Registration
             Statement and the Prospectus among the Registrant, Managing Owner, PSI, Wilmington Trust Company and the Trading Advisor (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, File No. 333-83011, filed on September 17,
             1999)

       10.5-- Form of Net Worth Agreement between the Managing Owner and
             Prudential Securities Group Inc. (incorporated by reference to
             Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

       13.1-- Registrant's 2001 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's 2001 Annual Report is to be deemed filed as part of this report) (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Monitor Trust II-Series D

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Barbara J. Brooks                    Date: March 27, 2002
    ----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
A Delaware corporation, Managing Owner

    By /s/ Alex H. Ladouceur                      Date: March 27, 2002
    -----------------------------------------
    Alex H. Ladouceur
    Chairman of the Board of Directors and Director

    By: /s/ Eleanor L. Thomas                     Date: March 27, 2002
    -----------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 27, 2002
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer (chief accounting officer)

    By: /s/ Guy S. Scarpaci                       Date: March 27, 2002
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director