Form 10-Q
period 2002-05-13
WORLD MONITOR TRUST II SERIES D
filed 2002-05-13
CIK 1090697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 29, 2002

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 29,      December 31,
                                                                           2002            2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $4,508,244      $4,474,005
Net unrealized gain (loss) on open futures contracts                        42,716         (61,284)
Unrealized gain on open forward contracts                                   27,486              --
Accrued interest receivable                                                    439              --
                                                                        ----------     ------------
Total assets                                                            $4,578,885      $4,412,721
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Accrued expenses                                                        $   34,021      $   52,055
Commissions and other transaction fees payable                              26,574          22,857
Redemptions payable                                                         15,445          22,989
Management fees payable                                                      5,355           4,465
Unrealized loss on open forward contracts                                       --          14,433
                                                                        ----------     ------------
Total liabilities                                                           81,395         116,799
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (54,508.437 and 51,950.299 interests outstanding)      4,448,523       4,251,727
General interests (600 and 540 interests outstanding)                       48,967          44,195
                                                                        ----------     ------------
Total trust capital                                                      4,497,490       4,295,922
                                                                        ----------     ------------
Total liabilities and trust capital                                     $4,578,885      $4,412,721
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interest ('Interests')               81.61      $    81.84
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  March 29, 2002                    December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $     (710)                         $   11,982
  Interest rates                                               (177,122)                            (67,480)
  Currencies                                                      2,017                            (107,230)
                                                           --------------                      --------------
     Net unrealized loss on futures
     contracts purchased                      (3.91)%          (175,815)          (3.79)%          (162,728)
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                      --                              (2,981)
  Interest rates                                                196,482                              15,412
  Currencies                                                     31,100                              78,413
  Commodities                                                    (9,051)                             10,600
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts sold                            4.86             218,531            2.36             101,444
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     futures contracts                         0.95%         $   42,716           (1.43)%        $  (61,284)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Forward currency contracts purchased           0.62%         $   27,834            0.11%         $    4,929
Forward currency contracts sold               (0.01)               (348)          (0.45)            (19,362)
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     forward contracts                         0.61%         $   27,486           (0.34)%        $  (14,433)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                                1.18%         $   53,222            0.71%         $   30,369
  Canadian dollar                             (1.35)            (60,660)           0.48              20,535
  Euro                                        (1.81)            (81,426)          (2.32)            (99,368)
  Japanese yen                                 0.00                  46            0.01                 522
  Australian dollar                            0.04               1,619           (0.05)             (2,248)
  U.S. dollar                                  2.89             129,915           (0.26)            (11,094)
                                             ------        --------------        ------        --------------
     Total                                     0.95%         $   42,716           (1.43)%        $  (61,284)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  Euro                                        (0.05)%        $   (2,170)           0.00%         $       --
  U.S. dollar                                  0.66              29,656           (0.34)            (14,433)
                                             ------        --------------        ------        --------------
     Total                                     0.61%         $   27,486           (0.34)%        $  (14,433)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                                                  3

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             For the period from     For the period from
                                                             January 1, 2002 to      January 1, 2001 to
                                                               March 29, 2002          March 30, 2001
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                       $ (78,173)              $(199,055)
Change in net unrealized gain (loss) on open commodity
  positions                                                         145,919                (437,797)
Interest income                                                      17,105                  69,673
                                                             -------------------     -------------------
                                                                     84,851                (567,179)
                                                             -------------------     -------------------
EXPENSES
Commissions and other transaction fees                               66,018                  88,558
General and administrative                                           30,919                  32,588
Management fees                                                      13,053                  17,342
                                                             -------------------     -------------------
                                                                    109,990                 138,488
General and administrative expenses borne by the Managing
  Owner and its affiliates                                          (14,649)                (11,182)
                                                             -------------------     -------------------
Net expenses                                                         95,341                 127,306
                                                             -------------------     -------------------
Net loss                                                          $ (10,490)              $(694,485)
                                                             -------------------     -------------------
                                                             -------------------     -------------------
ALLOCATION OF NET LOSS
Limited interests                                                 $ (10,569)              $(687,469)
                                                             -------------------     -------------------
                                                             -------------------     -------------------
General interests                                                 $      79               $  (7,016)
                                                             -------------------     -------------------
                                                             -------------------     -------------------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL
  INTEREST
Net loss per weighted average limited and general
  interest                                                        $    (.19)              $  (10.10)
                                                             -------------------     -------------------
                                                             -------------------     -------------------
Weighted average number of limited and general interests
  outstanding                                                        54,058                  68,711
                                                             -------------------     -------------------
                                                             -------------------     -------------------
--------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001               52,490.299     $4,251,727      $44,195      $4,295,922
Contributions                                   5,622.236        442,400        4,693         447,093
Net income (loss)                                                (10,569)          79         (10,490)
Redemptions                                    (3,004.098)      (235,035)          --        (235,035)
                                              -----------     ----------     ---------     ----------
Trust capital--March 29, 2002                  55,108.437     $4,448,523      $48,967      $4,497,490
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                             4

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 29, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series D ('Series D') as of March 29, 2002 and the results of its operations for the periods from January 1, 2002 to March 29, 2002 ('First Quarter 2002'), and January 1, 2001 to March 30, 2001 ('First Quarter 2001'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series D's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

   Certain balances from the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   The Managing Owner of Series D is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. Series D pays the Managing Owner or its affiliates for services they perform for Series D, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series D is limited to 1.5% of its net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses). Because general and administrative expenses exceeded this limit, a portion of the expenses related to services the Managing Owner performed for Series D and certain third party costs for First Quarter 2002 and First Quarter 2001 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series D and continue to pay the costs of offering its limited interests.

   The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

                                                        First Quarter 2002     First Quarter 2001
                                                        ------------------     ------------------
     Commissions                                             $ 62,744               $ 83,367
     General and administrative                                16,931                 18,052
                                                        ------------------     ------------------
                                                             $ 79,675               $101,419
                                                        ------------------     ------------------
     General and administrative expenses borne by
       the Managing Owner and its affiliates                  (14,649)               (11,182)
                                                        ------------------     ------------------
                                                             $ 65,026               $ 90,237
                                                        ------------------     ------------------
                                                        ------------------     ------------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of March 29, 2002 were $644. As of December 31, 2001, there were no expenses payable to the Managing Owner and its affiliates.

   All of the proceeds of the offering of Series D are received in the name of Series D and are deposited in trading or cash accounts at PSI, Series D's commodity broker. Series D's assets are maintained with PSI or, for margin purposes, with the various exchanges on which Series D is permitted to trade. Series D receives interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate.
                                       5

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

   As of March 29, 2002, a non-U.S. affiliate of the Managing Owner owned 54.067 limited interests of
Series D.

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

Market risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series D's net assets being traded, significantly exceeds Series D's future cash requirements since Series D intends to close out its open positions prior to settlement. As a result, Series D is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series D considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series D's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series D enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series D to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series D holds and the liquidity and inherent volatility of the markets in which Series D trades.

Credit risk

   When entering into futures or forward contracts, Series D is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series D enters into forward transactions, the sole counterparty is PSI, Series D's commodity broker. Series D has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series D's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series D.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series D and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series D, the Managing Owner and the trading advisor, Series D shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 40% from the
                                       6
value at the beginning of any year or since the commencement of trading activities. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II provides that Series D will liquidate its positions, and eventually dissolve, if Series D experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interest of Series D.

   PSI, when acting as Series D's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 29, 2002, such segregated assets totalled $2,478,682.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series D related to foreign futures trading, which totalled $2,072,278 at March 29, 2002. There are no segregation requirements for assets related to forward trading.

   As of March 29, 2002, Series D's open futures and forward contracts mature within one year.

D. Financial Highlights

                                                              First Quarter 2002    First Quarter 2001
                                                              ------------------    ------------------
Performance per Interest
  Net asset value, beginning of period                             $  81.84              $  87.49
                                                                 ----------            ----------
  Net realized loss and change in unrealized gain
     (loss) on commodity transactions                                  1.21                 (9.30)
  Interest income                                                       .32                  1.01
  Net expenses                                                        (1.76)                (1.85)
                                                                 ----------            ----------
  Net decrease for the period                                          (.23)               (10.14)
                                                                 ----------            ----------
  Net asset value, end of period                                   $  81.61              $  77.35
                                                                 ----------            ----------
                                                                 ----------            ----------
Total return                                                           (.28)%              (11.59)%
Ratio to average net assets (annualized)
  Interest income                                                      1.58%                 4.87%
  Net expenses                                                         8.80%                 8.90%

   These financial highlights represent the overall results of Series D for First Quarter 2002 and First Quarter 2001. An individual limited Owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series D commenced operations on March 13, 2000 with gross proceeds of $5,279,158 allocated to commodities trading. Additional contributions raised through the continuous offering during First Quarter 2002 and for the period from March 13, 2000 (commencement of operations) to March 29, 2002 resulted in additional gross proceeds to Series D of $447,093 and $4,404,982. Additional limited interests of Series D will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $50,000,000 is sold.

   Limited interests in Series D may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for First Quarter 2002 and for the period from March 13, 2000 (commencement of operations) to March 29, 2002 were $235,035 and $3,823,622, respectively. Redemptions of general interests for the period from March 13, 2000 (commencement of operations) to March 29, 2002 were $54,024. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 29, 2002, 100% of Series D's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which is used as margin for trading in commodities. Inasmuch as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. PSI credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

Results of Operations

   The net asset value per Interest as of March 29, 2002 was $81.61, a decrease of .28% from the December 31, 2001 net asset value per Interest of $81.84. Past performance is not necessarily indicative of future results.

   Series D's gross trading gains (losses) were $68,000 and $(637,000) during First Quarter 2002 and First Quarter 2001, respectively. Due to the nature of Series D's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D's First Quarter 2002 trading results is presented below.

Quarterly Market Overview

   While the first quarter of 2002 was generally characterized by continued weakness in global economies, there was definite evidence of economic recovery. The combination of post September 11th economic activity, infusions of government spending and unseasonably warm weather helped jumpstart the economy during the first quarter. Jobless claims moderated to levels that suggested that the labor market was no longer contracting, manufacturing activity increased slightly and consumer spending and housing activity remained stable, helping the economy achieve a 5.8% growth rate for the quarter. U.S. economic recovery helped boost global growth, but to a lesser extent than in the U.S. The U.K.'s economy expanded by 0.1% during the first quarter while economic activity in Europe and Canada remained stable. The Japanese economy remained weak.

   Global bond markets trended lower through most of the first quarter amid growing prospects for imminent interest rate hikes by central banks. In the U.S., interest rates rose towards the end of the quarter in response to stronger than expected economic data and indications that the Federal Reserve (the 'Fed') would lean towards increasing rates in the near future. The Fed kept rates unchanged at 1.75% during its two meetings this quarter, a marked change from the eleven rate decreases in 2001. Additionally, the Fed shifted its perception of the economy's 'balance of risks' from 'economic weakness' to 'balanced' during the March 19th meeting. This reinforced comments made by Alan Greenspan, the Fed's Chairman, during his congressional testimony where he stated that recent evidence suggests an economic expansion is under way. European and Australian interest rate instruments fell amid indications that the global recession is showing signs of abatement. Conversely, Japanese interest rates declined as a result of weak economic data in Japan despite the short-term rise in the stock market.

   Equity indices began the quarter choppily due to a continuing weak economy and concerns about balance sheet reporting and accounting irregularities. Stock markets climbed towards mid-quarter as a result of positive data and hopes of an economic recovery. U.S. stock markets moved upward as a result of Fed Chairman Alan Greenspan's testimony to Congress that economic expansion was well under way. Despite continued weakness in the Japanese economy, the Nikkei rallied in March to its highest level since August.

   In foreign exchange markets, the U.S. dollar remained strong against most major foreign currencies as the U.S. economy exhibited signs of recovery. The Japanese yen started the quarter down against the U.S. dollar, but rose towards quarter-end as a result of a rally in the Japanese stock market and investors repatriating capital in anticipation of Japan's March 31st fiscal year-end. Most European currencies and the euro were weak early in the quarter but rallied in March amid hopes of an economic recovery.

   Energy markets were volatile at the beginning of the quarter but rose toward quarter-end as the escalating conflict in the Middle East prompted fears of an interruption in supplies. This, together with hopes for increased U.S. energy demand due to a recovering economy, reinforced the normal seasonal upward pressure on energy prices. In particular, crude oil reached a six-month high at the end of the quarter as the conflict in the Middle East gained momentum. Natural gas prices moved higher in March as the American Gas Association released better than expected storage numbers. Expectations for colder March weather, together with concerns regarding the safety of nuclear power plants, helped drive prices higher.

Quarterly Performance of Series D

   The following is a summary of performance for the major sectors in which Series D traded:

   Currencies (+): Long Japanese yen positions resulted in gains as the yen was bolstered by the repatriation of capital in anticipation on Japan's March 31st fiscal year-end. Short Australian dollar positions resulted in gains as the Australian dollar fell due to speculation that the Reserve Bank of Australia would raise interest rates. Short Swiss franc and New Zealand dollar/U.S. dollar cross-rate positions resulted in gains for Series D as the U.S. dollar rallied against these currencies amid positive U.S. economic news.

   Stock indices (+): Long positions in the TOPIX and London FTSE resulted in gains as equity indices rose amid optimism regarding an economic recovery.

   Interest rates (-): Global bond markets fell on prospects of economic growth and news in March that the Fed shifted their view on the economy from weak to neutral. Long euro bond positions resulted in losses.

   Metals (-): Base metals climbed as global economic activity showed signs of recovery. Short copper positions resulted in losses.

   Series D's average net asset levels during First Quarter 2002 have decreased from First Quarter 2001, primarily due to redemptions and poor trading performance during 2001, offset, in part, by contributions received. The declining asset levels have led to proportionate decreases in the amount of interest earned by Series D, as well as commissions, management fees and general and administrative expenses incurred, as further discussed below.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $53,000 during First Quarter 2002 as compared to First Quarter 2001 primarily due to lower interest rates during First Quarter 2002 as compared to First Quarter 2001, as well as the decrease in net asset levels, as discussed above.

   Commissions are calculated on Series D's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased $23,000 during First Quarter 2002 as compared to First Quarter 2001 due to the decrease in net asset levels, as discussed above.

   All trading decisions for Series D are made by Bridgewater Associates, Inc. (the 'Trading Advisor'). Management fees are calculated on Series D's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $4,000 during First Quarter 2002 as compared to First Quarter 2001 due to the decrease in net asset levels, as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were paid during First Quarter 2002 and First Quarter 2001.

   General and administrative expenses were $31,000 and $33,000 for First Quarter 2002 and First Quarter 2001, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Series D. To the extent that general and administrative expenses exceed 1.5% of Series D's net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded the limits, a portion of these expenses has been borne by the Managing Owner and its affiliates, resulting in a net cost to Series D of $16,270 and $21,406 during First Quarter 2002 and First Quarter 2001, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against Series D or the Managing Owner.

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e., general interests) exempt from registration under section 4(2) of the Securities Act of 1933 during the period from January 1, 2002 to March 29, 2002.

                                                                Amount of
                                                    ---------------------------------
                         Date of Sale               Interests sold      Cash received
               --------------------------------     --------------      -------------
               February 22, 2002                           60              $ 4,693

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits--

 3.1
 and
 4.1--Second Amended and Restated Declaration of Trust and Trust Agreement of
      World Monitor Trust II dated as of March 28, 2002 (incorporated by reference to Exhibits 3.1 and 4.1 to Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

 4.2--Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

 4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to
      Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

 4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

      (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Series D has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST II--SERIES D

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Barbara J. Brooks                    Date: May 13, 2002
     ----------------------------------------
     Barbara J. Brooks
     Chief Financial Officer
                                       12