Form 10-Q
period 2002-06-28
WORLD MONITOR TRUST II SERIES D
filed 2002-08-12
CIK 1090697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 28, 2002

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 28,      December 31,
                                                                           2002            2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $6,425,189      $4,474,005
Net unrealized gain (loss) on open futures contracts                       494,220         (61,284)
Accrued interest receivable                                                    331              --
                                                                        ----------     ------------
Total assets                                                            $6,919,740      $4,412,721
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions and other transaction fees payable                          $   32,378      $   22,857
Accrued expenses                                                            27,173          52,055
Redemptions payable                                                         10,646          22,989
Unrealized loss on open forward contracts                                    6,555          14,433
Management fees payable                                                      6,294           4,465
Incentive fee                                                                5,791              --
                                                                        ----------     ------------
Total liabilities                                                           88,837         116,799
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (70,180.507 and 51,950.299 interests outstanding)      6,758,675       4,251,727
General interests (750 and 540 interests outstanding)                       72,228          44,195
                                                                        ----------     ------------
Total trust capital                                                      6,830,903       4,295,922
                                                                        ----------     ------------
Total liabilities and trust capital                                     $6,919,740      $4,412,721
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interest ('Interests')          $    96.30      $    81.84
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
         The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  June 28, 2002                     December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                               $(48,037)                          $   11,982
  Interest rates                                               400,544                              (67,480)
  Currencies                                                   344,395                             (107,230)
  Commodities                                                   17,744                                   --
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased              10.46%           714,646            (3.79)%          (162,728)
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                  1,184                               (2,981)
  Interest rates                                              (230,385)                              15,412
  Currencies                                                     8,775                               78,413
  Commodities                                                       --                               10,600
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                   (3.23)          (220,426)            2.36             101,444
                                            -------        --------------        ------        --------------
     Net unrealized gain (loss) on
     futures contracts                         7.23%          $494,220            (1.43)%        $  (61,284)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Forward currency contracts purchased             --%          $     --             0.11%         $    4,929
Forward currency contracts sold               (0.10)            (6,555)           (0.45)            (19,362)
                                            -------        --------------        ------        --------------
     Net unrealized loss on forward
     contracts                                (0.10)%         $ (6,555)           (0.34)%        $  (14,433)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                               (1.42)%         $(96,663)            0.71%         $   30,369
  Canadian dollar                              0.70             47,577             0.48              20,535
  Euro                                         2.54            173,228            (2.32)            (99,368)
  Japanese yen                                (0.07)            (4,625)            0.01                 522
  Australian dollar                            0.04              2,744            (0.05)             (2,248)
  Swiss franc                                 (0.07)            (4,451)              --                  --
  U.S. dollar                                  5.51            376,410            (0.26)            (11,094)
                                            -------        --------------        ------        --------------
     Total                                     7.23%          $494,220            (1.43)%        $  (61,284)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  Euro                                        (0.01)%         $   (542)              --%         $       --
  U.S. dollar                                 (0.09)            (6,013)           (0.34)            (14,433)
                                            -------        --------------        ------        --------------
     Total                                    (0.10)%         $ (6,555)           (0.34)%        $  (14,433)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              For the period from   For the period from   For the period from   For the period from
                              January 1, 2002 to    January 1, 2001 to     March 30, 2002 to     March 31, 2001 to
                                 June 28, 2002         June 29, 2001         June 28, 2002         June 29, 2001
-------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions          $   597,265            $(530,215)           $   675,438            $(331,160)
Change in net unrealized
  gain/loss on open
  commodity positions                 563,382              (67,605)               417,463              370,192
Interest income                        40,554              108,860                 23,449               39,187
                              -------------------   -------------------   -------------------   -------------------
                                    1,201,201             (488,960)             1,116,350               78,219
                              -------------------   -------------------   -------------------   -------------------
EXPENSES
Commissions and other
  transaction fees                    156,919              156,454                 90,901               67,896
General and administrative             61,837               71,642                 30,918               39,054
Management fees                        30,807               30,242                 17,754               12,900
Incentive fees                          5,791                   --                  5,791                   --
                              -------------------   -------------------   -------------------   -------------------
                                      255,354              258,338                145,364              119,850
General and administrative
  expenses borne by the
  Managing Owner and its
  affiliates                          (24,172)             (34,691)                (9,523)             (23,509)
                              -------------------   -------------------   -------------------   -------------------
Net expenses                          231,182              223,647                135,841               96,341
                              -------------------   -------------------   -------------------   -------------------
Net income (loss)                 $   970,019            $(712,607)           $   980,509            $ (18,122)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                 $   959,644            $(705,222)           $   970,213            $ (17,753)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
General interests                 $    10,375            $  (7,385)           $    10,296            $    (369)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
NET INCOME (LOSS) PER
  WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income (loss) per
  weighted average limited
  and general interest            $     16.37            $  (11.65)           $     15.13            $   (0.34)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
Weighted average number of
  limited and general
  interests outstanding                59,242               61,163                 64,825               52,938
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
-------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001               52,490.299     $4,251,727      $44,195      $4,295,922
Contributions                                  25,685.503      2,143,750       17,658       2,161,408
Net income                                                       959,644       10,375         970,019
Redemptions                                    (7,245.295)      (596,446)          --        (596,446)
                                              -----------     ----------     ---------     ----------
Trust capital--June 28, 2002                   70,930.507     $6,758,675      $72,228      $6,830,903
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 28, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series D ('Series D') as of June 28, 2002 and the results of its operations for the periods from January 1, 2002 to June 28, 2002 ('Year-To-Date 2002'), January 1, 2001 to June 29, 2001 ('Year-To-Date 2001'),
March 30, 2002 to June 28, 2002 ('Second Quarter 2002') and March 31, 2001 to June 29, 2001 ('Second Quarter 2001'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series D is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. Series D reimburses the Managing Owner or its affiliates for services they perform for Series D, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series D's net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded such limitations, a portion of the expenses related to services the Managing Owner performed for Series D, other than brokerage services, during Year-To-Date 2002, Year-To-Date 2001, Second Quarter 2002 and Second Quarter 2001 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series D and continue to pay the costs of offering its limited interests.

   The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

                                    Year-To-Date    Year-To-Date    Second Quarter    Second Quarter
                                        2002            2001             2002              2001
                                    ------------    ------------    --------------    --------------
   Commissions                        $148,091        $145,380         $ 85,347          $ 62,013
   General and administrative           33,863          36,101           16,932            18,049
                                    ------------    ------------    --------------    --------------
                                      $181,954        $181,481         $102,279          $ 80,062
                                    ------------    ------------    --------------    --------------
   General and administrative
     expenses borne by the
     Managing Owner and its
     affiliates                        (24,172)        (34,691)          (9,523)          (23,509)
                                    ------------    ------------    --------------    --------------
                                      $157,782        $146,790         $ 92,756          $ 56,553
                                    ------------    ------------    --------------    --------------
                                    ------------    ------------    --------------    --------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of June 28, 2002 and December 31, 2001 were $1,147 and $922, respectively.

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

   As of June 28, 2002, a non-U.S. affiliate of the Managing Owner owned 54.067 limited interests of
Series D.

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

Credit risk

   When entering into futures or forward contracts, Series D is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series D enters into forward transactions, the sole counterparty is PSI, Series D's commodity broker. Series D has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series D's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series D's contracts may result in greater loss than nonperformance on all of Series D's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series D.

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

   PSI, when acting as Series D's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At June 28, 2002, such segregated assets totalled $3,343,813.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series D related to foreign futures trading, which totalled $3,575,596 at June 28, 2002. There are no segregation requirements for assets related to forward trading.

   As of June 28, 2002, Series D's open futures and forward contracts mature within one year.

D. Financial Highlights

                                      Year-To-Date    Year-To-Date    Second Quarter    Second Quarter
                                          2002            2001             2002              2001
                                      ------------    ------------    --------------    --------------
Performance per Interest
  Net asset value, beginning of
  period                                $  81.84        $  87.49         $  81.61          $  77.35
                                      ------------    ------------    --------------    --------------
  Net realized gain (loss) and
     change in unrealized gain/loss
     on commodity transactions             17.62           (9.18)           16.41              0.12
  Interest income                           0.68            1.74             0.36              0.73
  Net expenses                             (3.84)          (3.67)           (2.08)            (1.82)
                                      ------------    ------------    --------------    --------------
  Net increase (decrease) for the
     period                                14.46          (11.11)           14.69             (0.97)
                                      ------------    ------------    --------------    --------------
  Net asset value, end of period        $  96.30        $  76.38         $  96.30          $  76.38
                                      ------------    ------------    --------------    --------------
                                      ------------    ------------    --------------    --------------
Total return                               17.67%         (12.70)%          18.00%            (1.25)%
Ratio to average net assets
  (annualized)
  Interest income                           1.63%           4.39%            1.67%             3.72%
  Net expenses, including incentive
     fees of 0.12% and 0.10% during
     Year-To-Date 2002 and Second
     Quarter 2002                           9.27%           9.02%            9.68%             9.14%

   These financial highlights represent the overall results of Series D during Year-To-Date 2002, Year-To-Date 2001, Second Quarter 2002 and Second Quarter 2001. An individual limited Owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series D commenced operations on March 13, 2000 with gross proceeds of $5,279,158 allocated to commodities trading. Additional contributions raised through the continuous offering during Year-To-Date 2002, Second Quarter 2002 and for the period from March 13, 2000 (commencement of operations) to June 28, 2002 resulted in additional gross proceeds to Series D of $2,161,408, $1,714,315 and $6,119,297, respectively. Additional limited interests of Series D will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $50,000,000 is sold.

   Limited interests in Series D may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2002, Second Quarter 2002 and for the period from March 13, 2000 (commencement of operations) to June 28, 2002 were $596,446, $361,411 and $4,185,033, respectively.
Redemptions of general interests for the period from March 13, 2000 (commencement of operations) to June 28, 2002 were $54,024. There were no general interests redeemed during Year-To-Date 2002. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 28, 2002, 100% of Series D's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. Inasmuch as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. PSI credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

Results of Operations

   The net asset value per Interest as of June 28, 2002 was $96.30, an increase of 17.67% from the December 31, 2001 net asset value per Interest of $81.84 and an increase of 18.00% from the March 29, 2002 net asset value per Interest of $81.61. Past performance is not necessarily indicative of future results.

   Series D's gross trading gains (losses) were $1,161,000 and $1,093,000 during Year-To-Date 2002 and Second Quarter 2002 compared to $(598,000) and $39,000 during Year-To-Date 2001 and Second Quarter 2001, respectively. Due to the nature of Series D's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D's Second Quarter 2002 trading results is presented below.

Quarterly Market Overview

   Despite reports by the Federal Reserve Board (the 'Fed') indicating that overall economic activity expanded at a moderate pace during the second quarter of 2002, investor sentiment remained bleak. Most major U.S. equity indices reached new lows as investor confidence worldwide was battered by reports of corporate leadership misconduct and accounting irregularities. Continued uncertainty in the Middle East and weaker than expected second quarter corporate earnings added to investor uncertainty. The U.S. dollar fell against most major foreign currencies during the quarter, while the price of interest rate instruments rose. In the U.S., residential real estate markets generally remained robust, but weakness persisted in most commercial markets. Retail sales were generally flat and labor markets remained weak. Consumer spending and manufacturing activity, which helped boost U.S. economic growth in previous quarters, remained stagnant at a relatively high level. Additionally, continued softness in the labor markets helped weaken consumer confidence. European and Asian economic activity mirrored that of the U.S., but to a lesser extent.

   Global equity markets moved sharply lower throughout the quarter as investor confidence collapsed in response to concerns about accounting transparency at some firms, heightened tension in the Middle East, and decreased corporate sales and profits. This resulted in investors re-evaluating their outlook for a near-term economic recovery. In the U.S., concerns that unannounced accounting problems will eliminate expected corporate profits continued to keep equity markets down. At quarter-end, the year-to-date returns for the S&P 500, the NASDAQ and the London FTSE were -14%, -25% and -10.75%, respectively.

   In bond markets, prices rose as interest rates fell in the U.S. on concerns regarding a weak economic recovery and declines in the equity markets. Additionally, declining equity markets led investors to switch allocations from equity markets to fixed income markets, which are perceived as the current safe haven for wealth. The Fed left interest rates unchanged at 1.75% in its two meetings this quarter, declaring that its economic outlook for the near future remained 'uncertain'. Other central banks, including the European Central Bank and the Bank of Japan, generally followed the lead of the Fed leaving rates unchanged and foreign bond markets rose as well.

   In foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies throughout the quarter, falling to new lows against some currencies. Weak U.S. economic growth in relation to other economies and concerns regarding accounting irregularities in major U.S. corporations drove the dollar downward. Additionally, the decline in U.S. equity markets and investor confidence decreased the desire to hold U.S. assets driving the U.S. dollar lower against the euro, British pound, Swiss franc and Japanese yen.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. Gold prices reversed at quarter-end as a result of profit taking by traders and sentiment that the U.S. dollar would be supported by U.S. and Japanese central banks.

Quarterly Performance of Series D

   The following is a summary of performance for the major sectors in which Series D traded:

   Currencies (+): Long Australian dollar, Canadian dollar, British pound, New Zealand dollar and euro positions resulted in gains as a weak U.S. economy and falling equity markets caused the U.S. dollar to fall against these currencies.

   Interest rates (+): Global bond markets rose as interest rates declined during the quarter in response to poor equity market performance. Long positions in European and Japanese bonds resulted in gains.

   Metals (+): Long copper positions resulted in gains as copper rallied due to supply cutbacks initiated by some producers.

   Indices (-): Long positions in the S&P 500, London FTSE, Italian MIB 30 and Tokyo TOPIX incurred losses as equity indices fell amid concerns regarding U.S. economic recovery, accounting irregularities and weaker than expected corporate earnings.

   Series D's average net asset levels during Year-To-Date 2002 remained at materially the same level as Year-To-Date 2001, but slightly increased during Second Quarter 2002 as compared to Second Quarter 2001. The increase during Second Quarter 2002 as compared to Second Quarter 2001 was primarily due to contributions and favorable trading performance during the first half of 2002 and the second half of 2001 offset, in part, by redemptions. Commissions, management fees and general and administrative expenses, which are largely based on net asset levels, remained at materially the same level during Year-To-Date 2002 as compared to Year-To-Date 2001, but proportionately increased during Second Quarter 2002 as compared to Second Quarter 2001.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $68,000 and $16,000 during Year-To-Date 2002 and Second Quarter 2002 as compared to Year-To-Date 2001 and Second Quarter 2001, respectively due to lower overall interest rates during 2002 as compared to 2001, offset, in part, by the increase in average net asset levels as discussed above.

   Commissions are calculated on Series D's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees remained at materially the same level during Year-To-Date 2002 as compared to Year-To-Date 2001 and increased $23,000 during Second Quarter 2002 as compared to Second Quarter 2001 due to the increase in average net asset levels as discussed above.

   All trading decisions for Series D are made by Bridgewater Associates, Inc. (the 'Trading Advisor'). Management fees are calculated on Series D's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees remained at materially the same level during Year-To-Date 2002 as compared to Year-To-Date 2001 and increased $5,000 during Second Quarter 2002 as compared to Second Quarter 2001 due to the increase in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series D, the Managing Owner and the Trading Advisor. Incentive fees were $6,000 during Year-To-Date 2002 and Second Quarter 2002. There were no incentive fees during Year-To-Date 2001.

   General and administrative expenses were $62,000, $72,000, $31,000 and $39,000 for Year-To-Date 2002, Year-To-Date 2001, Second Quarter 2002 and Second Quarter 2001, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Series D. To the extent that general and administrative expenses exceed 1.5% of Series D's net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded these limits, a portion of these expenses has been borne by the Managing Owner and its affiliates, resulting in a net cost to Series D of $38,000, $37,000, $21,000 and $16,000 during Year-To-Date 2002, Year-To-Date
2001, Second Quarter 2002 and Second Quarter 2001, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against Series D or the Managing Owner.

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e., general interests) exempt from registration under section 4(2) of the Securities Act of 1933 during Second Quarter 2002.

                                                                Amount of
                                                    ---------------------------------
                         Date of Sale               Interests sold      Cash received
               --------------------------------     --------------      -------------
               May 3, 2002                                 65              $ 5,568
               May 17, 2002                                85              $ 7,397

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective May 2002, Steven Weinreb was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer replacing Barbara Brooks.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

         3.1
         and
         4.1-- Second Amended and Restated Declaration of Trust and Trust
               Agreement of World Monitor Trust II dated as of March 28, 2002 (incorporated by reference to Exhibits 3.1 and 4.1 to Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

         4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

         4.3-- Form of Exchange Request (incorporated by reference to
               Exhibit 4.3 to Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

         4.4-- Form of Subscription Agreement (incorporated by reference to
               Exhibit 4.4 to Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

        99.1-- Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Series D has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST II--SERIES D

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: August 12, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer