Form 10-Q
period 2002-09-27
WORLD MONITOR TRUST II SERIES D
filed 2002-11-12
CIK 1090697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 27, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-32685

                        WORLD MONITOR TRUST II--SERIES D
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-4058318
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

One New York Plaza, 13th Floor, New York, New York           10292
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK_

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 27,     December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 6,500,585       $4,474,005
Net unrealized loss on open futures contracts                             (176,020)         (61,284)
Accrued interest receivable                                                  9,153               --
                                                                      -------------     ------------
Total assets                                                           $ 6,333,718       $4,412,721
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Accrued expenses                                                       $    40,844       $   52,055
Commissions and other transaction fees payable                              31,649           22,857
Redemptions payable                                                         15,594           22,989
Management fees payable                                                      6,190            4,465
Net unrealized loss on open forward contracts                                  266           14,433
                                                                      -------------     ------------
Total liabilities                                                           94,543          116,799
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (69,945.547 and 51,950.299 interests
  outstanding)                                                           6,172,986        4,251,727
General interests (750 and 540 interests outstanding)                       66,189           44,195
                                                                      -------------     ------------
Total trust capital                                                      6,239,175        4,295,922
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 6,333,718       $4,412,721
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $     88.25       $    81.84
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                September 27, 2002                  December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $  (74,011)                         $   11,982
  Interest rates                                                340,270                             (67,480)
  Currencies                                                    (86,989)                           (107,230)
  Commodities                                                   (19,500)                                 --
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased               2.56%            159,770           (3.79)%          (162,728)
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                  10,910                              (2,981)
  Interest rates                                               (361,550)                             15,412
  Currencies                                                     14,100                              78,413
  Commodities                                                       750                              10,600
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                   (5.38)           (335,790)           2.36             101,444
                                            -------        --------------        ------        --------------
     Net unrealized loss on futures
     contracts                                (2.82)%        $ (176,020)          (1.43)%        $  (61,284)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Forward currency contracts purchased           0.00%         $      104            0.11%         $    4,929
Forward currency contracts sold               (0.01)               (370)          (0.45)            (19,362)
                                            -------        --------------        ------        --------------
     Net unrealized loss on forward
     contracts                                (0.01)%        $     (266)          (0.34)%        $  (14,433)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                               (1.77)%        $ (110,254)           0.71%         $   30,369
  Canadian dollar                              0.68              42,640            0.48              20,535
  Euro                                         2.19             136,327           (2.32)            (99,368)
  Japanese yen                                 0.19              11,776            0.01                 522
  Australian dollar                            0.01                 554           (0.05)             (2,248)
  Swiss franc                                 (0.05)             (3,114)             --                  --
  Swedish krona                                0.05               3,415              --                  --
  U.S. dollar                                 (4.12)           (257,364)          (0.26)            (11,094)
                                            -------        --------------        ------        --------------
     Total                                    (2.82)%        $ (176,020)          (1.43)%        $  (61,284)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  Euro                                        (0.01)%        $     (266)          (0.34)%        $  (14,433)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
----------------------------------------------------------------------------------------------------------
      The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              For the period from   For the period from   For the period from   For the period from
                              January 1, 2002 to    January 1, 2001 to     June 29, 2002 to      June 30, 2001 to
                              September 27, 2002    September 28, 2001    September 27, 2002    September 28, 2001
-------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions           $ 806,614             $(453,354)            $ 209,349             $  76,861
Change in net unrealized
  gain/loss on open
  commodity positions               (100,569)               10,140              (663,951)               77,745
Interest income                       69,034               139,027                28,480                30,167
                              -------------------   -------------------   -------------------   -------------------
                                     775,079              (304,187)             (426,122)              184,773
                              -------------------   -------------------   -------------------   -------------------
EXPENSES
Commissions and other
  transaction fees                   261,446               216,092               104,527                59,638
General and administrative           104,470               107,455                42,633                35,813
Management fees                       51,514                41,550                20,707                11,308
Incentive fees                         5,791                    --                    --                    --
                              -------------------   -------------------   -------------------   -------------------
                                     423,221               365,097               167,867               106,759
General and administrative
  expenses borne by the
  Managing Owner and its
  affiliates                         (41,857)              (56,876)              (17,685)              (22,185)
                              -------------------   -------------------   -------------------   -------------------
Net expenses                         381,364               308,221               150,182                84,574
                              -------------------   -------------------   -------------------   -------------------
Net income (loss)                  $ 393,715             $(612,408)            $(576,304)            $ 100,199
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                  $ 389,379             $(605,925)            $(570,265)            $  99,297
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
General interests                  $   4,336             $  (6,483)            $  (6,039)            $     902
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
NET INCOME (LOSS) PER
  WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income (loss) per
  weighted average limited
  and general interest             $    6.20             $  (10.88)            $   (7.96)            $    2.17
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
Weighted average number of
  limited and general
  interests outstanding               63,541                56,300                72,361                46,200
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
-------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS        TOTAL
------------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001               52,490.299     $4,251,727      $44,195      $ 4,295,922
Contributions                                  31,792.484      2,709,550       17,658        2,727,208
Net income                                                       389,379        4,336          393,715
Redemptions                                   (13,587.236)    (1,177,670)          --       (1,177,670)
                                              -----------     ----------     ---------     -----------
Trust capital--September 27, 2002              70,695.547     $6,172,986      $66,189      $ 6,239,175
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 27, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series D ('Series D') as of September 27, 2002 and December 31, 2001 and the results of its operations for the periods from January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), January 1, 2001 to
September 28, 2001 ('Year-To-Date 2001'), June 29, 2002 to September 27, 2002 ('Third Quarter 2002') and June 30, 2001 to September 28, 2001 ('Third Quarter 2001'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series D is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. Series D reimburses the Managing Owner or its affiliates for services they perform for Series D, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series D's net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded such limitations, a portion of the expenses related to services the Managing Owner performed for Series D, other than brokerage services, during Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series D and continue to pay the costs of offering its limited interests.

   The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

                                         Year-To-Date    Year-To-Date    Third Quarter    Third Quarter
                                             2002            2001            2002             2001
                                         ------------    ------------    -------------    -------------
   Commissions                             $247,632        $199,740        $  99,541        $  54,360
   General and administrative                56,235          54,152           22,372           18,051
                                         ------------    ------------    -------------    -------------
                                            303,867         253,892          121,913           72,411
                                         ------------    ------------    -------------    -------------
   General and administrative expenses
     borne by the Managing Owner and
     its affiliates                         (41,857)        (56,876)         (17,685)         (22,185)
                                         ------------    ------------    -------------    -------------
                                           $262,010        $197,016        $ 104,228        $  50,226
                                         ------------    ------------    -------------    -------------
                                         ------------    ------------    -------------    -------------

   General and administrative expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 27, 2002 and December 31, 2001 were $266 and $922, respectively.

   All of the proceeds of the offering of Series D are received in the name of Series D and are deposited in trading or cash accounts at PSI, Series D's commodity broker. Series D's assets are maintained either with

PSI or, for margin purposes, with the various exchanges on which Series D is permitted to trade. Series D receives interest income on 100% of its average daily equity maintained in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

   Series D, acting through its trading advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and Series D pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of Series D.

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

Credit risk

   When entering into futures or forward contracts, Series D is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series D enters into forward transactions, the sole counterparty is PSI, Series D's commodity broker. Series D has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance on all of Series D's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series D's contracts may result in greater loss than nonperformance on all of Series D's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series D.

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

   PSI, when acting as Series D's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not permitted to commingle such assets with other assets of PSI. At September 27, 2002, such segregated assets totalled $2,135,409. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series D related to foreign futures trading, which totalled $4,189,156 at September 27, 2002. There are no segregation requirements for assets related to forward trading.

   As of September 27, 2002, Series D's open futures and forward contracts mature within one year.

D. Financial Highlights

                                           Year-To-Date    Year-To-Date    Third Quarter    Third Quarter
                                               2002            2001            2002             2001
                                           ------------    ------------    -------------    -------------
Performance per Interest
  Net asset value, beginning of period       $  81.84        $  87.49         $ 96.30          $ 76.38
                                           ------------    ------------    -------------    -------------
  Net realized gain (loss) and change in
     unrealized gain/loss on commodity
     transactions                               11.25           (5.88)          (6.37)            3.30
  Interest income                                1.07            2.39            0.39             0.65
  Net expenses                                  (5.91)          (5.50)          (2.07)           (1.83)
                                           ------------    ------------    -------------    -------------
  Net increase (decrease) for the period         6.41           (8.99)          (8.05)            2.12
                                           ------------    ------------    -------------    -------------
  Net asset value, end of period             $  88.25        $  78.50         $ 88.25          $ 78.50
                                           ------------    ------------    -------------    -------------
                                           ------------    ------------    -------------    -------------
Total return                                     7.83%         (10.28)%         (8.36)%           2.78%
Ratio to average net assets (annualized)
  Interest income                                1.67%           4.10%           1.71%            3.33%
  Net expenses, including incentive fees
     of 0.10% during Year-To-Date 2002           9.20%           9.08%           9.02%            9.34%

   These financial highlights represent the overall results of Series D during Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series D commenced operations on March 13, 2000 with gross proceeds of $5,279,158 allocated to commodities trading. Additional contributions raised through the continuous offering during Year-To-Date 2002, Third Quarter 2002 and for the period from March 13, 2000 (commencement of operations) to September 27, 2002 resulted in additional gross proceeds to Series D of $2,727,208, $565,800 and $6,685,097, respectively. Additional limited interests of Series D will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $50,000,000 is sold.

   Limited interests in Series D may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2002, Third Quarter 2002 and for the period from March 13, 2000 (commencement of operations) to September 27, 2002 were $1,177,670, $581,224 and $4,766,257, respectively.
Redemptions of general interests for the period from March 13, 2000 (commencement of operations) to September 27, 2002 were $54,024. There were no general interests redeemed during Year-To-Date 2002. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 27, 2002, 100% of Series D's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. Inasmuch as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. PSI credits Series D with interest income on 100% of its average daily equity maintained in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

Results of Operations

   The net asset value per Interest as of September 27, 2002 was $88.25, an increase of 7.83% from the December 31, 2001 net asset value per Interest of $81.84 and a decrease of 8.36% from the June 28, 2002 net asset value per Interest of $96.30. Past performance is not necessarily indicative of future results.

   Series D's trading gains (losses) before commissions and related fees were $706,000 and $(455,000) during Year-To-Date 2002 and Third Quarter 2002 compared to $(443,000) and $155,000 during Year-To-Date 2001 and Third Quarter 2001, respectively. Due to the nature of Series D's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D's Third Quarter 2002 trading results is presented below.

Quarterly Market Overview

   Throughout the third quarter of 2002, household wealth continued to decrease as the result of pervasive declines in global equity markets and uncertainty regarding worldwide economies. As a result, U.S. consumer spending, which helped boost U.S. economic growth in the past, was adversely impacted. Additionally, the higher cost of equity capital, heightened degree of risk aversion and uncertainty regarding debt and equity markets further inhibited consumer and business investment worldwide. In the U.S., decreasing wealth stemming from losses on equities were offset, in part, by continuing increases in home equity values. Low mortgage interest rates remained a key factor in sustaining the housing market at a relatively elevated level. Fears of slowing global economies resulted in major declines in long-term interest rates and bond markets surged. Foreign economies followed the lead of the U.S. with persistent weakness evident in European, Asian and Latin American economies, particularly in Japan and Brazil.

   In the interest rate sector, negative economic news throughout the quarter coupled with significant downturns in world equity markets and disappointing corporate profits caused a flight to quality into bond markets around the world. The U.S. Federal Reserve Bank left interest rates unchanged at 1.75% in its two meetings this quarter, switching its economic outlook for the near future from 'uncertain' to a bias toward 'economic weakness'. The European Central Bank left short-term interest rates unchanged as well. The Japanese bond market was particularly strong as the Japanese economy continued to struggle with recession and investors fled to bonds for safety.

   The S&P 500 fell 17.63%, the Dow Jones Industrial Average decreased 17.87% and the London FTSE dropped 20.07% for the quarter as investor confidence collapsed in response to continued concerns about accounting transparency, government investigations, heightened tension in the Middle East, and decreased corporate sales and profits. In Japan, the Nikkei Index hit new lows as the economy continued to struggle with structural problems and the Japanese government prepared new fiscal policy initiatives.

   In foreign exchange markets, the U.S. dollar began the quarter down against many foreign currencies, but reversed its trend towards quarter-end. The euro surpassed parity with the U.S. dollar early in the quarter as investors' desire for U.S. assets decreased, but ended the quarter lower. The British pound rose against the U.S. dollar early in the quarter amid perceived strength in the British economy, while the Japanese yen weakened as worries regarding the Japanese economy persisted.

   Energy markets continued their upward climb as fears of impending war with Iraq pushed crude oil prices up significantly. Crude oil rose from the low $20's per barrel earlier in the year to approximately $30 a barrel at quarter-end.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. In commodities markets, drought in the Mid-Western United States drove price increases in corn, wheat and soybean markets. Cocoa prices soared as supply deficits and violence in the Ivory Coast pushed the markets to sixteen-year highs.

Quarterly Performance of Series D

   The following is a summary of performance for the major sectors in which Series D traded:

   Currencies (-): The U.S. dollar reversed its downward trend against many foreign currencies toward quarter-end resulting in losses for long euro, Australian dollar, Canadian dollar and Japanese yen positions.

   Indices (-): Long positions in the S&P 500, Euro DAX, London FTSE and Tokyo TOPIX resulted in losses as weak economic data and disappointing earning reports pressed global equity markets downward throughout the quarter.

   Metals (-): Weak economic conditions caused price declines in industrial metals resulting in losses for long copper positions.

   Interest rates (+): Interest rate instruments rose throughout the quarter in response to weak economies and poor equity market performance worldwide. Long positions in U.S., Japanese and European bonds resulted in gains.

   Series D's average net asset levels increased during Year-To-Date 2002 and Third Quarter 2002 as compared to Year-To-Date 2001 and Third Quarter 2001, respectively. The increase was primarily due to contributions and favorable trading performance during 2002 offset, in part, by redemptions. Commissions, management fees and general and administrative expenses, which are largely based on net asset levels, increased proportionately during Year-To-Date 2002 and Third Quarter 2002 as compared to Year-To-Date 2001 and Third Quarter 2001.

   Interest income is earned on the average daily equity maintained in its accounts with PSI at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $70,000 and $2,000 during Year-To-Date 2002 and Third Quarter 2002 as compared to Year-To-Date 2001 and Third Quarter 2001, respectively due to lower overall interest rates during 2002 as compared to 2001, offset, in part, by the increase in average net asset levels as discussed above.

   Commissions are calculated on Series D's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $45,000 and $45,000 during Year-To-Date 2002 and Third Quarter 2002 as compared to Year-To-Date 2001 and Third Quarter 2001, respectively due to the increase in average net asset levels as discussed above.

   All trading decisions for Series D are made by Bridgewater Associates, Inc. (the 'Trading Advisor'). Management fees are calculated on Series D's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $10,000 and $9,000 during Year-To-Date 2002 and Third Quarter 2002 as compared to Year-To-Date 2001 and Third Quarter 2001, respectively due to the increase in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series D, the Managing Owner and the Trading Advisor. Incentive fees were $6,000 during Year-To-Date 2002. There were no incentive fees during Third Quarter 2002 and Year-To-Date 2001.

   General and administrative expenses were $104,000, $107,000, $43,000 and $36,000 for Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Series D. To the extent that general and administrative expenses exceed 1.5% of Series D's net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded these limits, a portion of these expenses has been borne by the Managing Owner and its affiliates, resulting in a net cost to Series D of $63,000, $51,000, $25,000 and $14,000 during Year-To-Date 2002, Year-To-Date
2001, Third Quarter 2002 and Third Quarter 2001, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Series D's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that Series D's disclosure controls and procedures are effective. There were no significant changes in Series D's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

WORLD MONITOR TRUST II--SERIES D

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: November 12, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust II--Series D ('Series D');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series D as of, and for, the periods presented in this quarterly report;

   4. Series D's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series D and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series D, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series D's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series D's other certifying officers and I have disclosed, based on our most recent evaluation, to Series D's auditors and the board of directors of the managing owner of Series D:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series D's ability to record, process, summarize and report financial data and have identified for Series D's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series D's internal controls; and

   6. Series D's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                 /s/ Eleanor L. Thomas
                                         --------------------------------------
                                         Eleanor L. Thomas
                                         President (chief  executive officer)
                                          of the managing owner of Series D

I, Steven Weinreb, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust II--Series D ('Series D');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series D as of, and for, the periods presented in this quarterly report;

   4. Series D's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series D and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series D, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series D's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series D's other certifying officers and I have disclosed, based on our most recent evaluation, to Series D's auditors and the board of directors of the managing owner of Series D:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series D's ability to record, process, summarize and report financial data and have identified for Series D's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series D's internal controls; and

   6. Series D's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                 /s/ Steven Weinreb
                                         --------------------------------------
                                         Steven Weinreb
                                         Chief Financial Officer
                                          of the managing owner of Series D