Form 10-Q
period 2003-06-27
WORLD MONITOR TRUST II SERIES D
filed 2003-08-11
CIK 1090697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 27, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 27,       December 31,
                                                                          2003             2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $17,942,940      $7,491,183
Net unrealized gain (loss) on open futures contracts                      (140,186)        131,946
Accrued interest receivable                                                 17,612              --
                                                                       -----------     ------------
Total assets                                                           $17,820,366      $7,623,129
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Incentive fees payable                                                 $   324,318      $       --
Commissions and other transaction fees payable                              84,188          41,392
Accrued expenses                                                            75,045          60,329
Management fees payable                                                     16,944           8,135
Redemptions payable                                                         15,045              --
                                                                       -----------     ------------
Total liabilities                                                          515,540         109,856
                                                                       -----------     ------------
Commitments
Trust capital
Limited interests (163,327.413 and 79,736.725 interests
  outstanding)                                                          17,092,869       7,429,420
General interests (2,025.373 and 900 interests outstanding)                211,957          83,853
                                                                       -----------     ------------
Total trust capital                                                     17,304,826       7,513,273
                                                                       -----------     ------------
Total liabilities and trust capital                                    $17,820,366      $7,623,129
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general interest                       $    104.65      $    93.17
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  June 27, 2003                     December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $  (33,213)                         $  (30,745)
  Interest rates                                               (449,431)                            293,123
  Currencies                                                    (20,983)                            134,410
  Commodities                                                  (136,019)                            (12,350)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased              (3.70)%          (639,646)           5.12%            384,438
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                  35,558                               1,984
  Interest rates                                                494,540                            (209,367)
  Currencies                                                    (30,800)                            (45,109)
  Commodities                                                       162
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    2.89             499,460           (3.36)           (252,492)
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     futures contracts                        (0.81)%        $ (140,186)           1.76%         $  131,946
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Forward currency contracts purchased           0.03%         $    4,694           (0.04)%        $   (3,158)
Forward currency contracts sold               (0.03)             (4,694)           0.04               3,158
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     forward contracts                         0.00%         $        0            0.00%         $        0
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                                0.82%         $  142,785           (1.44)%        $ (107,988)
  Canadian dollar                              0.25              43,133           (0.56)            (42,128)
  Euro                                        (2.99)           (517,329)           2.30             172,455
  Hong Kong dollar                             0.04               6,463            0.00                   0
  Japanese yen                                 0.19              32,217           (0.10)             (7,306)
  Australian dollar                            1.08             186,029            0.05               3,790
  Swiss franc                                 (0.04)             (6,282)           0.28              20,752
  Swedish krona                                0.00                   0            0.00                  (9)
  U.S. dollar                                 (0.16)            (27,202)           1.23              92,380
                                             ------        --------------        ------        --------------
     Total                                    (0.81)%        $ (140,186)           1.76%         $  131,946
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
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

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              For the period from   For the period from   For the period from   For the period from
                              January 1, 2003 to    January 1, 2002 to     March 29, 2003 to     March 30, 2002 to
                                 June 27, 2003         June 28, 2002         June 27, 2003         June 28, 2002
-------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on
  commodity transactions          $ 2,516,599           $   597,265           $ 1,700,882           $   675,438
Change in net unrealized
  gain/loss on open
  commodity positions                (272,132)              563,382               103,629               417,463
Interest income                        72,364                40,554                46,642                23,449
                              -------------------   -------------------   -------------------   -------------------
                                    2,316,831             1,201,201             1,851,153             1,116,350
                              -------------------   -------------------   -------------------   -------------------
EXPENSES
Commissions and other
  transaction fees                    383,472               156,919               247,551                90,901
General and administrative             65,687                61,837                32,649                30,918
Management fees                        76,416                30,807                49,618                17,754
Incentive fees                        330,062                 5,791               324,318                 5,791
                              -------------------   -------------------   -------------------   -------------------
                                      855,637               255,354               654,136               145,364
General and administrative
  expenses borne by the
  Managing Owner and its
  affiliates                           (1,123)              (24,172)                  567                (9,523)
                              -------------------   -------------------   -------------------   -------------------
Net expenses                          854,514               231,182               654,703               135,841
                              -------------------   -------------------   -------------------   -------------------
Net income                        $ 1,462,317           $   970,019           $ 1,196,450           $   980,509
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
ALLOCATION OF NET INCOME
Limited interests                 $ 1,443,994           $   959,644           $ 1,180,043           $   970,213
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
General interests                 $    18,323           $    10,375           $    16,407           $    10,296
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
NET INCOME PER WEIGHTED
  AVERAGE LIMITED AND
  GENERAL INTEREST
Net income per weighted
  average limited and
  general interest                $     12.10           $     16.37           $      7.87           $     15.13
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
Weighted average number of
  limited and general
  interests outstanding               120,880                59,242               152,016                64,825
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------

-------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002             80,636.725     $ 7,429,420     $ 83,853      $ 7,513,273
Contributions                                93,309.506       9,110,700      109,781        9,220,481
Net income                                                    1,443,994       18,323        1,462,317
Redemptions                                  (8,593.445)       (891,245)          --         (891,245)
                                           ------------     -----------     ---------     -----------
Trust capital--June 27, 2003                165,352.786     $17,092,869     $211,957      $17,304,826
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 27, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series D ('Series D') as of June 27, 2003 and December 31, 2002 and the results of its operations for the periods from January 1, 2003 to June 27, 2003 ('Year-To-Date 2003'), January 1, 2002 to June 28, 2002
('Year-To-Date 2002'), March 29, 2003 to June 27, 2003 ('Second Quarter 2003') and March 30, 2002 to June 28, 2002 ('Second Quarter 2002'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of Prudential Securities Incorporated ('PSI'), but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI (which were renamed Prudential Equity Group, Inc. upon closing), closed July 1, 2003. The Managing Owner, as well as the commodity broker, will continue to be indirect wholly owned subsidiaries of Prudential.

B. Related Parties

   The Managing Owner of Series D is a wholly-owned subsidiary of Prudential Equity Group, Inc. ('PEG'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. Series D pays the Managing Owner or its affiliates for services they perform for Series D, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series D is limited to 1.5% of its net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses). Because general and administrative expenses exceeded such limitations, a portion of the expenses related to services the Managing Owner performed for Series D, other than brokerage services, during Year-To-Date 2003, Year-To-Date 2002, Second Quarter 2003 and Second Quarter 2002 have been borne by the Managing Owner and its affiliates. Additionally, PEG or its affiliates paid the costs of organizing Series D and continue to pay the costs of offering its limited interests.

   The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

                                    Year-To-Date    Year-To-Date    Second Quarter    Second Quarter
                                        2003            2002             2003              2002
                                    ------------    ------------    --------------    --------------
   Commissions                        $363,699        $148,091         $235,360          $ 85,347
   General and administrative           36,587          33,863           18,293            16,932
                                    ------------    ------------    --------------    --------------
                                      $400,286        $181,954         $253,653          $102,279
                                    ------------    ------------    --------------    --------------
   General and administrative
     expenses borne by the
     Managing Owner and its
     affiliates                         (1,123)        (24,172)             567            (9,523)
                                    ------------    ------------    --------------    --------------
                                      $399,163        $157,782         $254,220          $ 92,756
                                    ------------    ------------    --------------    --------------
                                    ------------    ------------    --------------    --------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of June 27, 2003 and December 31, 2002 were $18,865 and $4,880, respectively.

   All of the proceeds of the offering of Series D are received in the name of Series D and are deposited in trading or cash accounts at PEG, Series D's commodity broker. Series D's assets are maintained with PEG or, for margin purposes, with the various exchanges on which Series D is permitted to trade. Series D receives interest income on 100% of its average daily equity maintained in cash in its accounts with PEG during each month at the 13-week Treasury bill discount rate.

   Series D, acting through its trading advisor, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PEG. PEG then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PEG and Series D pursuant to a line of credit. PEG may require that collateral be posted against the marked-to-market positions of Series D.

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

Credit risk

   When entering into futures or forward contracts, Series D is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series D enters into forward transactions, the sole counterparty is PEG, Series D's commodity broker. Series D has entered into a master netting agreement with PEG and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series D's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series D's contracts may result in greater loss than non-performance on all of Series D's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series D.

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

   PEG, when acting as Series D's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not allowed to commingle such assets with other assets of PEG. At June 27, 2003, such segregated assets totalled $5,416,275.
Part 30.7 of the CFTC regulations also requires PEG to secure assets of Series D related to foreign futures trading, which totalled $12,386,479 at June 27, 2003. There are no segregation requirements for assets related to forward trading.

   As of June 27, 2003, all of Series D's open futures contracts mature within one year.

D. Financial Highlights

                                      Year-To-Date    Year-To-Date    Second Quarter    Second Quarter
                                          2003            2002             2003              2002
                                      ------------    ------------    --------------    --------------
Performance per Interest
  Net asset value, beginning of
  period                                $  93.17         $81.84          $  96.62           $81.61
                                      ------------    ------------    --------------    --------------
  Net realized gain (loss) and
     change in unrealized gain/loss
     on commodity transactions             17.60          17.62             12.07            16.41
  Interest income                           0.58           0.68              0.30             0.36
  Net expenses                             (6.70)         (3.84)            (4.34)           (2.08)
                                      ------------    ------------    --------------    --------------
  Net increase for the period              11.48          14.46              8.03            14.69
                                      ------------    ------------    --------------    --------------
  Net asset value, end of period        $ 104.65         $96.30          $ 104.65           $96.30
                                      ------------    ------------    --------------    --------------
                                      ------------    ------------    --------------    --------------
Total return                               12.32%         17.67%             8.31%           18.00%
Ratio to average net assets
  (annualized)
  Interest income                           1.20%          1.63%             1.21%            1.67%
  Net expenses, including incentive
     fees of 5.46%, 0.23%, 8.40%
     and 0.41% during Year-To-Date
     2003, Year-To-Date 2002,
     Second Quarter 2003 and Second
     Quarter 2002                          14.02%          9.27%            16.95%            9.68%

   These financial highlights represent the overall results of Series D during Year-To-Date 2003, Year-To-Date 2002, Second Quarter 2003 and Second Quarter 2002. An individual limited Owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series D commenced operations on March 13, 2000 with gross proceeds of $5,279,158 allocated to commodities trading. Additional contributions raised through the continuous offering Year-To-Date 2003, Second Quarter 2003 and for the period from March 13, 2000 (commencement of operations) to June 27, 2003 resulted in additional gross proceeds to Series D of $9,220,481, $3,676,784 and $16,991,293, respectively. Additional limited interests of Series D will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $50,000,000 is sold.

   Limited interests in Series D may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2003, Second Quarter 2003 and for the period from March 13, 2000 (commencement of operations) to June 27, 2003 were $891,245, $720,541 and $5,839,652, respectively.
Redemptions of general interests for the period from March 13, 2000 (commencement of operations) to June 27, 2003 were $54,024. There were no redemptions of general interests for Year-To-Date 2003. Limited interests and general interests are sometimes collectively referred to as 'Interests'. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. World Monitor Trust--Series E and Series F are no longer offered to the public as those series substantially achieved their subscription maximums during June 2003 and July 2003, respectively. As such, Series D may no longer be exchanged for the other series. In addition, as of the date of this report, the offering of interests in Series D has been temporarily suspended, pending certain regulatory approvals that the Managing Owner expects to obtain in the near future. Accordingly, at this time, Interests may not be exchanged. Exchanges from Series E and Series F into Series D may resume once the requirements discussed above are complied with. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 27, 2003, 100% of Series D's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. Inasmuch as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. PEG credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with PEG during each month at the 13-week Treasury bill discount rate.

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

Results of Operations

   The net asset value per Interest as of June 27, 2003 was $104.65, an increase of 12.32% from the December 31, 2002 net asset value per Interest of $93.17 and an increase of 8.31% from the March 28, 2003 net asset value per Interest of $96.62. Past performance is not necessarily indicative of future results.

   Series D's trading gains before commissions and related fees were $2,244,000 and $1,805,000 during Year-To-Date 2003 and Second Quarter 2003, respectively, compared to $1,161,000 and $1,093,000 for the corresponding periods in the prior year. Due to the nature of Series D's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D's Second Quarter 2003 trading results is presented below.

Quarterly Market Overview

   In the U.S., the beginning of the second quarter of 2003 saw few signs of relief from a sluggish economy with a growth rate of 2.4 percent. Nominal GDP continued to trend downward in hand with falling consumer and producer prices and interest rates. Concerns about the slump in American telecom and internet industries, accounting fraud and the largest budget deficit the U.S. has ever faced have hampered investments in the U.S. Despite resolution to the war in Iraq, consumer and business confidence remained tepid. Companies desiring to improve profits remained unwilling to make big capital spending commitments or increase their workforces and inventories. Orders to U.S. factories for big-ticket items and production figures fell in April. In June, the unemployment rate jumped to a nine-year high of 6.4 percent. Payroll slashes in manufacturing and information industries generated the greatest job losses. As companies attempted to do more with leaner workforces, overall productivity rose and provided support for household income. The rise in income, combined with low interest rates, reduced taxes, and availability of substantial home equity spurred gains in consumer spending and increased sales of new homes. Toward the end of the quarter, manufacturing rose slightly, but still indicated that the sector shrank for the fourth straight month. Meanwhile, new orders for durable goods, machinery, automobiles, electrical equipment, home supplies and computers increased, reversing previous downward trends.

   Global economies remained weak in the second quarter of 2003 and were further hampered by the decline of the U.S. dollar which made overseas goods more expensive, thus curtailing demand. In May, Germany, Italy and the Netherlands reported an unexpected contraction in their economies during the first three months of the year with Germany and Netherlands experiencing a second quarter of negative growth. The European Union stated that overall economic growth had stalled and consequently, applied pressure on the central banks to ease interest rates. Business investment dropped sharply while domestic demand remained bleak. The Japanese economy continued to stumble as other Asian economies began to recover from the effects of the SARS outbreak. Furthermore, fears of deflation loomed over already troubled global economies.

   Indices: Despite economic data indicating the worst is not yet over, global equity markets surged in the second quarter of 2003. Spurred by the easing of geopolitical tensions, massive short covering, excess liquidity, some positive first quarter earnings reports, and optimism that economic recovery is near, investors flocked toward equities. A rally in Japanese stocks was fueled primarily by foreign mutual funds, hedge funds and other non-Japanese institutional investors who invested more than ten times as much as local investors in June. The Japanese Nikkei, London FTSE, Dow Jones Industrial Average, NASDAQ and S&P 500 all ended the quarter higher.

   Interest rates: Fixed income markets in May witnessed a drop in interest rates of developed countries due to the U.S. Federal Reserve (the 'Fed') deflation talk as well as institutions and hedge funds borrowing to purchase longer maturities, possible Fed purchases of longer maturities, hedging by mortgage investors as rates fell, and central banks buying dollars and investing in Treasuries. The decline in interest rates led to gains in German, Japanese, U.S. Treasury and Eurodollar bond prices. In June, the market reacted with disappointment to the Fed's quarter point cut in short-term interest rates and as a result, intermediate and long-term rates rose. Investors in Japan moved capital into the equity markets at the expense of U.S. Treasury and Japanese bonds. Concern about deteriorating public finances in most large economies and a renewed interest in equities in hopes of an economic recovery resulted in falling bond prices through the quarter and the subsequent rising of long-term rates.

   Currencies: In the foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies during the quarter. Investors shifted their focus from the war in Iraq to concerns about U.S. economic health with its widening current account deficit and lower relative interest rate resulting in the dollar's three-year low against the Canadian and Australian dollar and four-year low against the Euro. The reversal of the U.S.'s strong dollar policy by Treasury Secretary Snow led to a further sell off of the greenback leading to a 4.5-year low against the Swiss franc.

   Energies: Energy price declines began in March and continued as the war in Iraq became inevitable. Because supplies were secured and unthreatened by the war, the prices of crude oil, unleaded gasoline and London gas oil were down in April of 2003. Natural gas prices were largely unaffected by events in the Middle East, Nigeria and Venezuela. In order to stave off the declining prices and correct an oversupply as crude demand reached a seasonal low, OPEC members agreed to cut current output by seven percent in April. Toward the end of the quarter, energy prices, in general, were higher due to Nigeria's general worker's strike, low U.S. oil inventory levels and expectations of U.S. economic growth.

Quarterly Performance of Series D

   The following is a summary of performance for the major sectors in which the Series D traded:

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns of a weak U.S. economy. Canadian and Australian dollar and euro strengthened this quarter resulting in net gains for long Australian and Canadian dollar and euro positions.

   Indices (+): Weak global economies, fears of deflation and renewed interest in equities resulted in falling global bond prices. Short U.S. Treasury and European bond positions led to net gains.

   Metals (+): The falling U.S. dollar spurred speculative buying and consumer interest resulting in rising gold prices. Long positions in gold resulted in net gains. Declines in manufacturing resulted in falling base metal prices. Short positions in copper resulted in net gains.

   Interest rates (-): Weak global economies, fears of deflation and renewed interest in equities resulted in falling global bond prices. Long U.S. Treasury and European bond positions led to net losses.

   Series D's average net asset levels during Year-To-Date 2003 and Second Quarter 2003 increased significantly compared to Year-To-Date 2002 and Second Quarter 2002. The increase was primarily due to contributions and favorable trading performance during 2002 and the first half of 2003 offset, in part, by redemptions. Commissions, management fees and general and administrative expenses, which are largely based on net asset levels, increased in proportion during Year-To-Date 2003 and Second Quarter 2003 as compared to Year-To-Date 2002 and Second Quarter 2002.

   Interest income is earned on the average daily equity maintained with PEG at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased $32,000 and $23,000 during Year-To-Date 2003 and Second Quarter 2003 as compared to Year-To-Date 2002 and Second Quarter 2002, respectively, primarily due to the increase in net asset levels, as discussed above, offset by lower interest rates during Year-To-Date 2003 as compared to Year-To-Date 2002.

   Commissions are calculated on Series D's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $227,000 and $157,000 during Year-To-Date 2003 and Second Quarter 2003 as compared to Year-To-Date 2002 and Second Quarter 2002, respectively, primarily due to the increase in net asset levels, as discussed above.

   All trading decisions for Series D are made by Bridgewater Associates, Inc. (the 'Trading Advisor'). Management fees are calculated on Series D's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased

$46,000 and $32,000 during Year-To-Date 2003 and Second Quarter 2003 as compared to Year-To-Date 2002 and Second Quarter 2002, respectively, due to the increase in net asset levels, as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees were $330,000, $6,000, $324,000 and $6,000 during Year-To-Date 2003, Year-To-Date 2002, Second Quarter 2003 and Second Quarter 2002, respectively.

   General and administrative expenses were $66,000, $62,000, $33,000 and $31,000 for Year-To-Date 2003, Year-To-Date 2002, Second Quarter 2003 and Second Quarter 2002, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Series D. To the extent that general and administrative expenses exceed 1.5% of Series D's net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded the limits, a portion of these expenses has been borne by the Managing Owner and its affiliates, resulting in a net cost to Series D of $35,000, $10,000, $18,000 and $7,000 during Year-To-Date 2003, Year-To-Date
2002, Second Quarter 2003 and Second Quarter 2002, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

   As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Series D's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that Series D's disclosure controls and procedures are effective.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against Series D or the Managing Owner.

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e., general interests) exempt from registration under section 4(2) of the Securities Act of 1933 during the period from January 1, 2003 to June 27, 2003.

                                                                Amount of
                                                    ---------------------------------
                         Date of Sale               Interests sold      Cash received
               --------------------------------     --------------      -------------
               March 10, 2003                            350.000          $  34,997
               April 14, 2003                            775.373             74,785
                                                    --------------      -------------
                    Total                              1,125.373          $ 109,782
                                                    --------------      -------------
                                                    --------------      -------------

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information-- Effective May 2003, Ronald J. Ivans was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer and Treasurer replacing Steven Weinreb.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

          3.1
         and
          4.1--Second Amended and Restated Declaration of Trust and Trust
               Agreement of World Monitor Trust II dated as of March 28, 2002 (incorporated by reference to Exhibits 3.1 and 4.1 to Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

          4.2--Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

          4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

          4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Series D's Registration Statement on Form S-1, File No. 333-83011)

         31.1--Certification pursuant to Exchange Act Rules 13a-14 and 15d-14
               (filed herewith)

         31.2--Certification pursuant to Exchange Act Rules 13a-14 and 15d-14
               (filed herewith)

         32.1--Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

         32.2--Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Series D has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST II--SERIES D

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: August 11, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer