Form 10-Q
period 2003-09-26
WORLD MONITOR TRUST II SERIES D
filed 2003-11-10
CIK 1090697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 26, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 26,     December 31,
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $21,392,737       $7,491,183
Net unrealized gain on open futures contracts                              972,654          131,946
Accrued interest receivable                                                 17,556               --
                                                                      -------------     ------------
Total assets                                                           $22,382,947       $7,623,129
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Incentive fees payable                                                 $   296,740       $       --
Commissions and other transaction fees payable                             104,323           41,392
Accrued expenses                                                            80,280           60,329
Management fees payable                                                     20,895            8,135
                                                                      -------------     ------------
Total liabilities                                                          502,238          109,856
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (196,232.907 and 79,736.725 interests
  outstanding)                                                          21,657,184        7,429,420
General interests (2,025.373 and 900 interests outstanding)                223,525           83,853
                                                                      -------------     ------------
Total trust capital                                                     21,880,709        7,513,273
                                                                      -------------     ------------
Total liabilities and trust capital                                    $22,382,947       $7,623,129
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interest                       $    110.36       $    93.17
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                September 26, 2003                  December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $  (24,565)                         $  (30,745)
  Interest rates                                                962,640                             293,123
  Currencies                                                    843,465                             134,410
  Commodities                                                   235,628                             (12,350)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                       9.22%          2,017,168            5.12%            384,438
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                   8,129                               1,984
  Interest rates                                             (1,045,283)                           (209,367)
  Currencies                                                     (7,360)                            (45,109)
                                                           --------------                      --------------
     Net unrealized loss on futures
     contracts sold                           (4.77)         (1,044,514)          (3.36)           (252,492)
                                             ------        --------------        ------        --------------
     Net unrealized gain on futures
     contracts                                 4.45%         $  972,654            1.76%         $  131,946
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Forward currency contracts purchased           0.02%         $    5,148           (0.04)%        $   (3,158)
Forward currency contracts sold               (0.02)             (5,148)           0.04               3,158
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     forward contracts                         0.00%         $        0            0.00%         $        0
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                               (0.62)%        $ (134,693)          (1.44)%        $ (107,988)
  Canadian dollar                              1.04             227,239           (0.56)            (42,128)
  Euro                                         3.14             687,933            2.30             172,455
  Japanese yen                                (0.48)           (105,479)          (0.10)             (7,306)
  Australian dollar                           (0.38)            (82,116)           0.05               3,790
  Swiss franc                                  0.11              23,066            0.28              20,752
  Swedish krona                                0.05              11,074            0.00                  (9)
  U.S. dollar                                  1.58             345,630            1.23              92,380
                                             ------        --------------        ------        --------------
     Total                                     4.45%         $  972,654            1.76%         $  131,946
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
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

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              For the period from   For the period from   For the period from   For the period from
                              January 1, 2003 to    January 1, 2002 to     June 28, 2003 to      June 29, 2002 to
                              September 26, 2003    September 27, 2002    September 26, 2003    September 27, 2002
-------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on
  commodity transactions          $ 3,178,467            $ 806,614            $   661,868            $ 209,349
Change in net unrealized
  gain/loss on open
  commodity positions                 840,708             (100,569)             1,112,840             (663,951)
Interest income                       120,972               69,034                 48,608               28,480
                              -------------------   -------------------   -------------------   -------------------
                                    4,140,147              775,079              1,823,316             (426,122)
                              -------------------   -------------------   -------------------   -------------------
EXPENSES
Commissions and other
  transaction fees                    711,852              261,446                328,380              104,527
General and administrative             99,851              104,470                 34,164               42,633
Management fees                       142,201               51,514                 65,785               20,707
Incentive fees                        626,802                5,791                296,740                   --
                              -------------------   -------------------   -------------------   -------------------
                                    1,580,706              423,221                725,069              167,867
General and administrative
  expenses borne by the
  Managing Owner and its
  affiliates                           (3,115)             (41,857)                (1,992)             (17,685)
                              -------------------   -------------------   -------------------   -------------------
Net expenses                        1,577,591              381,364                723,077              150,182
                              -------------------   -------------------   -------------------   -------------------
Net income                        $ 2,562,556            $ 393,715            $ 1,100,239            $(576,304)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
ALLOCATION OF NET INCOME
Limited interests                 $ 2,532,665            $ 389,379            $ 1,088,671            $(570,265)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
General interests                 $    29,891            $   4,336            $    11,568            $  (6,039)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
NET INCOME PER WEIGHTED
  AVERAGE LIMITED AND
  GENERAL INTEREST
Net income per weighted
  average limited and
  general interest                $     17.61            $    6.20            $      5.66            $   (7.96)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
Weighted average number of
  limited and general
  interests outstanding               145,480               63,541                194,353               72,361
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------

-------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002             80,636.725     $ 7,429,420     $ 83,853      $ 7,513,273
Contributions                               127,970.107      12,771,600      109,781       12,881,381
Net income                                                    2,532,665       29,891        2,562,556
Redemptions                                 (10,348.552)     (1,076,501)          --       (1,076,501)
                                           ------------     -----------     ---------     -----------
Trust capital--September 26, 2003           198,258.280     $21,657,184     $223,525      $21,880,709
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 26, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series D ('Series D') as of September 26, 2003 and December 31, 2002 and the results of its operations for the periods from January 1, 2003 to September 26, 2003 ('Year-To-Date 2003'), January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), June 28, 2003 to September 26, 2003 ('Third Quarter 2003') and June 29, 2002 to September 27, 2002 ('Third Quarter 2002'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC ('WPFA'), to be owned 62% by Wachovia and 38% by Prudential. The transaction closed July 1, 2003. As a result, the retail brokerage operations of Prudential Securities Incorporated ('PSI') were contributed to Wachovia Securities, LLC ('Wachovia Securities'). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ('NASD') and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. ('PEG'). PEG remains an indirectly wholly-owned subsidiary of Prudential and is a registered broker-dealer and a member of the NASD and all major securities exchanges. PEG continues to conduct the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it previously conducted as PSI. The Managing Owner also remains an indirectly wholly-owned subsidiary of Prudential.

B. Related Parties

   The Managing Owner of Series D is a wholly-owned subsidiary of PEG, which, in turn, is an indirect wholly-owned subsidiary of Prudential. Series D pays the Managing Owner or its affiliates for services they perform for Series D, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series D is limited to 1.5% of its net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses). Because general and administrative expenses exceeded such limitations, a portion of the expenses related to services the Managing Owner performed for Series D, other than brokerage services, during Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002 have been borne by the Managing Owner and its affiliates. Additionally, PEG or its affiliates paid the costs of organizing Series D and continue to pay the costs of offering its limited interests.

   The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

                                         Year-To-Date    Year-To-Date    Third Quarter    Third Quarter
                                             2003            2002            2003             2002
                                         ------------    ------------    -------------    -------------
   Commissions                             $678,281        $247,632        $ 314,582        $  99,541
   General and administrative                59,049          56,235           22,462           22,372
                                         ------------    ------------    -------------    -------------
                                            737,330         303,867          337,044          121,913
   General and administrative expenses
     borne by the Managing Owner and
     its affiliates                          (3,115)        (41,857)          (1,992)         (17,685)
                                         ------------    ------------    -------------    -------------
                                           $734,215        $262,010        $ 335,052        $ 104,228
                                         ------------    ------------    -------------    -------------
                                         ------------    ------------    -------------    -------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 26, 2003 and December 31, 2002 were $37,848 and $4,880, respectively.

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

   PEG, when acting as Series D's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not allowed to commingle such assets with other assets of PEG. At September 26, 2003, such segregated assets totalled $6,122,782. Part 30.7 of the CFTC regulations also requires PEG to secure assets of Series D related to foreign futures trading, which totalled $16,242,609 at September 26, 2003. There are no segregation requirements for assets related to forward trading.

   As of September 26, 2003, all of Series D's open futures contracts mature within one year.

D. Financial Highlights

                                           Year-To-Date    Year-To-Date    Third Quarter    Third Quarter
                                               2003            2002            2003             2002
                                           ------------    ------------    -------------    -------------
Performance per Interest
  Net asset value, beginning of period       $  93.17         $81.84          $104.65          $ 96.30
                                           ------------    ------------    -------------    -------------
  Net realized gain (loss) and change in
     unrealized gain/loss on commodity
     transactions                               26.78          11.25             9.18            (6.37)
  Interest income                                0.83           1.07             0.25             0.39
  Net expenses                                 (10.42)         (5.91)           (3.72)           (2.07)
                                           ------------    ------------    -------------    -------------
  Net increase for the period                   17.19           6.41             5.71            (8.05)
                                           ------------    ------------    -------------    -------------
  Net asset value, end of period             $ 110.36         $88.25          $110.36          $ 88.25
                                           ------------    ------------    -------------    -------------
                                           ------------    ------------    -------------    -------------
Total return                                    18.45%          7.83%            5.46%           (8.36)%
Ratio to average net assets (annualized)
  Interest income                                1.08%          1.67%            0.94%            1.71%
  Net expenses, including incentive fees
     of 5.58%, 0.10% and 5.73 during
     Year-To-Date 2003, Year-To-Date
     2002 and Third Quarter 2003                13.99%          9.20%           13.97%            9.02%

   These financial highlights represent the overall results of Series D during Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002. An individual limited Owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES D
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series D commenced operations on March 13, 2000 with gross proceeds of $5,279,158 allocated to commodities trading. Additional contributions raised through the continuous offering Year-To-Date 2003, Third Quarter 2003 and for the period from March 13, 2000 (commencement of operations) to September 26, 2003 resulted in additional gross proceeds to Series D of $12,881,381, $3,660,900 and $20,652,193, respectively. Additional limited interests of Series D will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $50,000,000 is sold.

   Limited interests in Series D may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2003, Third Quarter 2003 and for the period from March 13, 2000 (commencement of operations) to September 26, 2003 were $1,076,501, $185,256 and $6,024,908, respectively.
Redemptions of general interests for the period from March 13, 2000 (commencement of operations) to September 26, 2003 were $54,024. There were no redemptions of general interests for Year-To-Date 2003. Limited interests and general interests are sometimes collectively referred to as 'Interests'. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. World Monitor Trust--Series E and Series F are no longer offered to the public as those series substantially achieved their subscription maximums during June 2003 and July 2003, respectively. As such, Series D may no longer be exchanged for the other series. In addition, since July 2003, the offering of interests in Series D has been temporarily suspended, pending certain regulatory approvals that the Managing Owner expects to obtain in the near future. Accordingly, at this time, Interests may not be exchanged. Exchanges from Series E and Series F into Series D may resume once the requirements discussed above are complied with. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 26, 2003, 100% of Series D's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. Inasmuch as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. PEG credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with PEG during each month at the 13-week Treasury bill discount rate.

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

Results of Operations

   The net asset value per Interest as of September 26, 2003 was $110.36, an increase of 18.45% from the December 31, 2002 net asset value per Interest of $93.17 and an increase of 5.46% from the June 27, 2003 net asset value per Interest of $104.65. Past performance is not necessarily indicative of future results.

   Series D's trading gains (losses) before commissions and related fees were $4,019,000 and $1,775,000 during Year-To-Date 2003 and Third Quarter 2003, respectively, compared to $706,000 and $(455,000) for the corresponding periods in the prior year. Due to the nature of Series D's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D's Third Quarter 2003 trading results is presented below.

Quarterly Market Overview

   In the U.S., the third quarter of 2003 was marked by an economic growth rate of 7.2 percent--the fastest rate since 1984--which was boosted by strong consumer and business spending. Leading indicators rose throughout July and August, but fell 0.2 percent in September, the first decline in four months. Manufacturing and industrial production grew throughout the quarter, although at a slower pace, as new orders and production gradually strengthened. Child tax credit checks arrived in July and August in time for the crucial back-to-school retail sales period boosting disposable income to its biggest gain in a year. Consumer spending, which makes up two-thirds of the economy, rose throughout most of the quarter as retail sales increased 1.4 percent in July--the largest increase in four months--and 0.6 percent in August, but cooled in September. Housing, automobile and durable goods markets aided by incentives and low-interest rates continued at a high clip. However, consumer confidence was mixed in July and declined in September to the lowest level since the war in Iraq as a result of higher gas prices and continued job losses. Despite a slowdown in layoffs, hiring has not picked up as companies continued to focus on becoming more efficient. The U.S. economy lost 49,000 jobs in July and a record 93,000 jobs in August. The majority of job losses occurred in the manufacturing sector, which experienced its 38th consecutive monthly drop in employment in September. Non-farm payrolls, mostly in the private sector, rose for the first time in eight months in September. Watching over the weak labor market, the U.S. Federal Reserve maintained the target for the federal funds rate at one percent, a 45-year low, at both its August and September meetings.

   The global economy experienced mixed growth in the third quarter. Widening deficits, rising unemployment, declining business and consumer confidence and sluggish economic growth continued to affect the 12-nation euro zone. The European Central Bank left rates untouched at the end of September. The outlook was rosier in Japan as capital spending spurred a recovery from its third recession in a decade. Unemployment reached its lowest level since mid-2001, and although Japanese consumer spending remained flat, business investments have gradually grown.

   Indices: The three major U.S. market gauges (Dow Jones Industrial Average, S&P 500 and NASDAQ) boasted a second quarter of gains after three years of declines, even though they finished lower in September. Stronger corporate earnings, growth in capital and consumer spending and a third consecutive month of manufacturing growth boosted stock prices. Toward the end of September, the Dow Jones Industrial Average, S&P 500 and NASDAQ declined based on weak economic data and a rush by investors to lock in third quarter gains. Japanese stocks experienced their biggest sell-off in two years as a result of the pullback in U.S. equities and the U.S. dollar's 33-month low against the yen. Investors were concerned about poor consumer confidence figures, weak third-quarter earnings results, high stock valuations, sketchy corporate governance, persistent job market weakness, escalating conflict in the Middle East, and a production cut by OPEC. Nonetheless, the Japanese Nikkei reached a 15-month high in mid-September with an overall gain of 12.5 percent. Most Asian markets reported robust returns with European markets edging upwards throughout the quarter resulting in two consecutive quarters of gains for global stock markets.

   Interest Rates: Volatility marked the performance of U.S. Treasuries, as prices fell 1.9 percent with yields rising to 3.9 percent in the third quarter. The majority of damage occurred in July as U.S. Treasuries posted their worst monthly return in more than two decades when investors shifted their allocations from bonds to stocks on the basis of stronger economic data. Prices rebounded in August, but dipped again in mid-September as a result of profit taking ahead of economic data reports. U.S. Treasury prices jumped at the end of September on the back of soft consumer confidence figures, depressed job market reports, slower manufacturing activity reports, and a weaker dollar. As a result of improved world growth, global bond yields began low at the beginning of the quarter and rose in every major developed bond market with Japanese bonds experiencing the greatest rise in yields.

   Currencies: In the foreign exchange markets, the U.S. dollar remained weak and fell at the end of September when the Group of 7 and the U.S. Treasury Secretary John Snow called for more exchange rate flexibility and further supported a weak dollar policy. The dollar declined to a 33-month low against the Japanese yen reversing only after intervention by the Bank of Japan. News of the intervention forced European currencies lower. However, the Euro ended the quarter at its highest level against the dollar since mid-June.

   Energies: To hedge against inflation, investors began buying oil in August. Unexpected growth in U.S. inventories drove oil prices to four-month lows. Oil prices spiked in September as OPEC announced an output reduction of 3.5 percent ahead of peak winter demand to stem the decline in prices. Prices stabilized slightly when investors realized supplies appeared to be sufficient but ended the quarter at the highest level in three weeks.

Quarterly Performance of Series D

   The following is a summary of performance for the major sectors in which the Series D traded:

   Currencies (+): The Group of 7's support of a weak U.S. dollar led to the strengthening of major global currencies and net gains in long British pound positions. The rise of the Japanese yen due to the growing economy led to net gains for long positions.

   Interest Rates (+): As a result of improved world growth, bond prices declined in every major developed bond market. Short Japanese and Canadian bond positions resulted in net gains.

   Metals (+): Investors looking to hedge against inflation drove the price of gold to a seven-year high. Long gold positions resulted in net gains.

   Indices (-): Short S&P 500, Japanese TOPIX and German DAX index positions resulted in net losses as U.S. and major global stock markets rose for the second consecutive quarter.

   Series D's average net asset levels during Year-To-Date 2003 and Third Quarter 2003 increased significantly compared to Year-To-Date 2002 and Third Quarter 2002. The increase was primarily due to contributions and favorable trading performance during 2003 offset, in part, by redemptions. Commissions, management fees and general and administrative expenses, which are largely based on net asset levels, increased in proportion during Year-To-Date 2003 and Third Quarter 2003 as compared to Year-To-Date 2002 and Third Quarter 2002.

   Interest income is earned on the average daily equity maintained with PEG at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased $52,000 and $20,000 during Year-To-Date 2003 and Third Quarter 2003 as compared to Year-To-Date 2002 and Third Quarter 2002, respectively, primarily due to the increase in net asset levels, as discussed above, offset by lower interest rates during Year-To-Date 2003 as compared to Year-To-Date 2002.

   Commissions are calculated on Series D's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $450,000 and $224,000 during Year-To-Date 2003 and Third Quarter 2003 as compared to Year-To-Date 2002 and Third Quarter 2002, respectively, primarily due to the increase in net asset levels, as discussed above.

   All trading decisions for Series D are made by Bridgewater Associates, Inc. (the 'Trading Advisor'). Management fees are calculated on Series D's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased

$91,000 and $45,000 during Year-To-Date 2003 and Third Quarter 2003 as compared to Year-To-Date 2002 and Third Quarter 2002, respectively, due to the increase in net asset levels, as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees were $627,000, $6,000 and $297,000 during Year-To-Date 2003, Year-To-Date 2002 and Third Quarter 2003, respectively. No incentive fees were incurred during Third Quarter 2002.

   General and administrative expenses were $108,000, $104,000, $42,000 and $43,000 for Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Series D. To the extent that general and administrative expenses exceed 1.5% of Series D's net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded the limits, a portion of these expenses has been borne by the Managing Owner and its affiliates, resulting in a net cost to Series D of $48,000, $63,000, $13,000 and $25,000 during Year-To-Date 2003, Year-To-Date
2002, Third Quarter 2003 and Third Quarter 2002, respectively.

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

   There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against Series D or the Managing Owner.

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e., general interests) exempt from registration under section 4(2) of the Securities Act of 1933 during the period from January 1, 2003 to September 26, 2003.

                                                                Amount of
                                                    ---------------------------------
                         Date of Sale               Interests sold      Cash received
               --------------------------------     --------------      -------------
               March 10, 2003                            350.000          $  34,997
               April 14, 2003                            775.373             74,784
                                                    --------------      -------------
                    Total                              1,125.373          $ 109,781
                                                    --------------      -------------
                                                    --------------      -------------

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information-- None.

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

WORLD MONITOR TRUST II--SERIES D

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: November 10, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer