Form 10-Q
period 2004-06-25
WORLD MONITOR TRUST II SERIES D
filed 2004-08-09
CIK 1090697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II—SERIES D

(a Delaware Business Trust)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 25, 2004	December 31, 2003

ASSETS

Cash in commodity trading accounts	$19,947,704	$23,550,908

Net unrealized gain on open futures contracts	560,093	162,034

Accrued interest receivable	16,105	—

Total assets	$20,523,902	$23,712,942

LIABILITIES AND TRUST CAPITAL

Liabilities

Redemptions payable	$38,845	$—

Commissions and other transaction fees payable	95,299	128,956

Accrued expenses	107,940	105,405

Management fees payable	19,264	26,233

Incentive fees payable	46,098	413,851

Total liabilities	307,446	674,445

Commitments

Trust capital

Limited interests (169,151.465 and 193,145.685 interests outstanding)	20,010,619	22,808,114

General interests (1,740 and 1,951 interests outstanding)	205,837	230,383

Total trust capital	20,216,456	23,038,497

Total liabilities and trust capital	$20,523,902	$23,712,942

Net asset value per limited and general interest	$118.30	$118.09

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST II—SERIES D

(a Delaware Business Trust)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	June 25, 2004		December 31, 2003
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Stock indices		$26,024		$18,566
Interest rates		76,904		530,673
Currencies		365,640		402,307
Commodities		129,395		220,498

Net unrealized gain on futures contracts purchased	2.96%	597,963	5.09%	1,172,044

Futures contracts sold:
Stock indices		(25,090)		(13,152)
Interest rates		9,694		(867,782)
Currencies		(22,474)		(110,188)
Commodities		—		(18,888)

Net unrealized loss on futures contracts sold	(0.19)	(37,870)	(4.38)	(1,010,010)

Net unrealized gain on futures contracts	2.77%	$560,093	0.71%	$162,034

Settlement Currency—Futures Contracts
Australian dollar	(0.43)%	$(87,001)	(0.19)%	$(43,636)
British pound	(0.05)	(10,541)	(2.03)	(467,662)
Canadian dollar	(0.10)	(21,122)	0.52	120,629
Euro	0.49	98,505	1.51	346,891
Japanese yen	0.54	110,343	(0.11)	(25,532)
Swedish krona	(0.07)	(13,346)	(0.08)	(18,845)
Swiss franc	(0.04)	(8,515)	(0.17)	(38,033)
U.S. dollar	2.43	491,770	1.26	288,222

Total	2.77%	$560,093	0.71%	$162,034

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST II—SERIES D

(a Delaware Business Trust)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the period from January 1, 2004 to June 25, 2004	For the period from January 1, 2003 to June 27, 2003	For the period from March 27, 2004 to June 25, 2004	For the period from March 29, 2003 to June 27, 2003
REVENUES
Net realized gain on commodity transactions	$284,549	$2,516,599	$1,019,717	$1,700,882
Change in net unrealized gain/loss on open commodity positions	398,059	(272,132)	163,564	103,629
Interest income	101,307	72,364	51,508	46,642

	783,915	2,316,831	1,234,789	1,851,153

EXPENSES
Commissions and other transaction fees	642,705	383,472	315,779	247,551
General and administrative	75,408	65,687	40,521	32,649
Management fees	128,319	76,416	63,070	49,618
Incentive fees	(22,864)	330,062	46,098	324,318

	823,568	855,637	465,468	654,136
General and administrative expenses borne by the Managing Owner and its affiliates	—	(1,123)	—	567

Net expenses	823,568	854,514	465,468	654,703

Net income (loss)	$(39,653)	$1,462,317	$769,321	$1,196,450

ALLOCATION OF NET INCOME (LOSS)
Limited interests	$(39,145)	$1,443,994	$761,616	$1,180,043

General interests	$(508)	$18,323	$7,705	$16,407

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$(0.22)	$12.10	$4.42	$7.87

Weighted average number of limited and general interests outstanding	183,167	120,880	174,194	$152,016

STATEMENT OF CHANGES IN TRUST CAPITAL

(Unaudited)

	INTERESTS	LIMITED INTERESTS	GENERAL INTERESTS	TOTAL
Trust capital—December 31, 2003	195,096.685	$22,808,114	$230,383	$23,038,497
Net loss		(39,145)	(508)	(39,653)
Redemptions	(24,205.220)	(2,758,350)	(24,038)	(2,782,388)

Trust capital—June 25, 2004	170,891.465	$20,010,619	$205,837	$20,216,456

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST II—SERIES D

(a Delaware Business Trust)

NOTES TO FINANCIAL STATEMENTS

JUNE 25, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II—Series D (“Series D”) as of June 25, 2004 and December 31, 2003 and the results of its operations for the periods from January 1, 2004 to June 25, 2004 (“Year-To-Date 2004”), and January 1, 2003 to June 27, 2003 (“Year-To-Date 2003”), March 27, 2004 to June 25, 2004 (“Second Quarter 2004”) and March 29, 2003 to June 27, 2003 (“Second Quarter 2003”). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. Series D and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group Inc. was converted to a limited liability company named Prudential Equity Group LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. On April 1, 2004, PEG transferred the ownership of the Managing Owner and PFDS Holdings, LLC, the direct parent of PFD, to PSG.

B. Related Parties

Series D reimburses the Managing Owner or its affiliates for services they perform for Series D, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded such limitations, a portion of the expenses related to services the Managing Owner performed for Series D other than brokerage services, during Year-To-Date 2003 have been borne by the Managing Owner and its affiliates. Additionally, PEG or its affiliates paid the costs of organizing Series D and all costs of offering its Limited Interests.

The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

	Year-To-Date 2004	Year-To-Date 2003	Second Quarter 2004	Second Quarter 2003
Commissions	$615,428	$363,699	$302,743	$235,360
General and administrative	19,050	36,587	6,594	18,293

	$634,478	$400,286	$309,337	$253,653
General and administrative expenses borne by the Managing Owner and its affiliates	—	(1,123)	—	567

	$634,478	$399,163	$309,337	$254,220

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of June 25, 2004 and December 31, 2003 were $26,452 and $56,185, respectively.

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

PFD, when acting as Series D’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not allowed to commingle such assets with other assets of PFD. At June 25, 2004 and December 31, 2003 such segregated assets totalled $4,120,281 and $7,657,278, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of Series D related to foreign futures trading, which totalled $16,387,516 and $16,055,664 at June 25, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of June 25, 2004, all of Series D’s open futures contracts mature within one year.

D. Financial Highlights

	Year-To-Date 2004	Year-To-Date 2003	Second Quarter 2004	Second Quarter 2003
Performance per Interest
Net asset value, beginning of period	$118.09	$93.17	$113.88	$96.62

Net realized gain and change in net unrealized gain/loss on commodity transactions	4.17	17.60	6.78	12.07
Interest income	0.56	0.58	0.30	0.30
Net expenses	(4.52)	(6.70)	(2.66)	(4.34)

Net increase for the period	0.21	11.48	4.42	8.03

Net asset value, end of period	$118.30	$104.65	$118.30	$104.65

Total return (non-annualized):
Total return before incentive fees	0.07%	15.05%	4.11%	10.41%
Incentive fees	0.11	(2.73)	(0.23)	(2.10)

Total return after incentive fees	0.18%	12.32%	3.88%	8.31%

Ratio to average net assets
Net investment loss before incentive fees** (annualized)	(7.05)%	(7.36)%	(7.30)%	(7.34)%
Incentive fees (non-annualized)	0.11	(2.73)	(0.23)	(2.10)

Net investment loss after incentive fees	(6.94)%	(10.09)%	(7.53)%	(9.44)%

Interest income (annualized)	0.96%	1.20%	1.02%	1.21%

Expenses before incentive fees (annualized)	8.00%	8.56%	8.33%	8.55%
Incentive fees (non-annualized)	(0.11)	2.73	0.23	2.10

Total expenses after incentive fees	7.89%	11.29%	8.56%	10.65%

**	Represents interest income less total expenses (exclusive of incentive fees). The Managing Owner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for Series D as it is not a portfolio designed to return investment income. The Managing Owner believes that the total return ratio is the appropriate ratio as it also considers Series D’s commodity trading gains/losses.

These financial highlights represent the overall results of Series D during Year-To-Date 2004, Year-To-Date 2003, Second Quarter 2004 and Second Quarter 2003. An individual limited owner’s actual results may differ depending on the timing of contributions and redemptions.

E. Subsequent Event

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp. (“Preferred”) entered into a Stock Purchase Agreement, pursuant to which PSG will sell, and Preferred will buy, all of the capital stock of the Managing Owner and another commodity pool operator owned by PSG. In connection with the transaction, the Managing Owner is soliciting proxies seeking approval from the Series D interestholders for (i) the sale of the stock of the Managing Owner to Preferred; (i) the concomitant approval of Preferred as the new managing owner of the World Monitor Trust II; and (iii) the approval of certain amendments to the Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II, dated March 28, 2002. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004.

WORLD MONITOR TRUST II—SERIES D

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Limited interests in Series D may be redeemed on a weekly basis. Redemptions of limited interests for Year-To-Date 2004, Second Quarter 2004 and for the period from March 13, 2000 (commencement of operations) to June 25, 2004 were $2,758,350, $998,322 and $9,142,021, respectively. Redemptions of general interests for Year-To-Date 2004, Second Quarter 2004 and the period from March 13, 2000 (commencement of operations) to June 25, 2004 were $24,038, $8,323 and $86,750, respectively. Limited interests and general interests are sometimes collectively referred to as “Interests”. Additionally, Interests owned in any series of World Monitor Trusts II (Series D, E or F) were exchangeable, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as interests in those series were being offered to the public. World Monitor Trust—Series E and Series F are no longer offered to the public. As such, Series D may no longer be exchanged for the other series. In addition, since July 2003, the offering of interests in Series D has been suspended. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 25, 2004, 100% of Series D’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. PFD credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with PFD during each month at the 13-week Treasury bill discount rate.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 25, 2004, Series D had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks services providers, such as our accountants, undertake in performing services which are in the best interests of Series D. While Series D’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on Series D’s financial position.

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

Results of Operations

The net asset value per interest as of June 25, 2004 was $118.30, an increase of 0.18% from the December 31, 2003 net asset value per interest of $118.09 and an increase of 3.88% from the March 26, 2004 net asset value per interest of $113.88. Past performance is not necessarily indicative of future results.

Series D’s gross trading gains were $683,000 and $1,183,000 during Year-To-Date 2004 and Second Quarter 2004, respectively, compared to $2,244,000 and $1,805,000 for the corresponding periods in the prior year. Due to the nature of Series D’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D’s Second Quarter 2004 trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the second quarter of 2004 was marked by steady improvement in the first two months followed by a slowdown towards the end of June. The second quarter began with a reported March non-farm payroll increase of over 308,000 when the market consensus expected a change of 120,000. Despite concerns over instability in the Middle East and increased energy prices, manufacturing activity increased throughout the quarter to result in a third straight quarter of growth. In contrast, industrial production fell 0.3% in June, the greatest decline since April 2003, after rising steadily in April and May. Orders for durable goods also diminished throughout the quarter as inventories grew. Businesses added a quarter of a million jobs in May topping off a nine-month hiring spree that abated in June. Unemployment remained stable throughout the quarter at around 5.6%. Despite a stabilization in the number of layoffs, employment growth, pay increases and the number of hours worked shrank in June and resulted in increased pressure on consumers. Consumer spending accelerated throughout April and May resulting in the highest consumer confidence ratings in two years on the back of income growth and an improved job market. The possibility of the U.S. Federal Reserve (the “Fed”) increasing interest rates, led to a jump in home sales as buyers looked to lock in lower interest rates. Retail sales rose a mild 0.6% in April and a record 1.2% in May as buyers loaded up on foreign-made cars, televisions, furniture and clothes. In June, auto sales cooled as May incentives expired and major retailers blamed high fuel prices and unseasonably cool weather for the biggest drop in 16 months.

Global economies around the world continued to benefit from the strengthening U.S. economy. European investors remained concerned about rising U.S. interest rates, issues in Iraq, and high oil prices while benefiting from better corporate earnings. France, the largest euro economy, reported increased spending in May. In April, consumer confidence and manufacturing activity declined in Germany, the second largest euro economy, and its economy remained weak throughout the quarter. The European Union blamed rising oil prices for an increase in inflation in May and consumer confidence dropped slightly as business optimism remained unstable. In order to cool its overheating economy, the Chinese government reduced available domestic credit and money supply creating uncertainty in the markets. Industrial growth and profits in China slowed even as foreign investment continued to surge. The Japanese government cited steady consumption, employment, and core consumer prices as the reasons behind the best economy it has had in over 20 years. As a major commodity exporter to China, Brazil’s economy dampened on the heels of China’s deceleration while Mexico’s economy stayed positive due to its alliance with the U.S. economy.

Indices: All three major U.S. equity indices ended the second quarter with positive returns. The NASDAQ Composite had the highest rate of return of 2.69%, followed by the S&P 500 Index with 1.72%, and the Dow Jones Industrial Average with 0.75%. Investor fears of the sustainability of continued higher growth rates and strong earnings as seen in 2003 resulted in constant price reverses as indices traded within specific ranges. Globally, Asian stocks performed particularly poorly with the benchmark indices in South Korea, Taiwan, and China all falling more than 10%. Japan’s Tokyo Nikkei Stock Index fared better returning 1.2% for the quarter because of Japan’s continued economic recovery. Although the European economies continue to lag behind Asia and the U.S., their stock markets held up better. The Paris CAC 40 Index was up 3%, while the London FTSE 100 Index rose 2%, and the German DAX advanced 5%.

Interest rates: Bonds showed in losses for the second quarter of 2004. The main factors that drove these losses were the U.S. economy, job market, and inflation. The second quarter began with a reported March non-farm payroll increase of over 308,000 when the market consensus expected a change of 120,000. This surprise large employment number quickly dispelled any notion that traders may have had that the Fed would keep interest rates unchanged. Inflation fears also drove down bond prices late in the quarter as the price of oil and other commodities surpassed previous highs. The quarter ended with the Fed raising interest rates by 25 basis points. In the European Union, the bund market traded within specific ranges and did not have the volatility of the U.S. bond markets because of the steadier monetary policy being employed by the European Central Bank (ECB). On the other hand, the Japanese Government Bond (JGB) market saw significant increase in yields. Being in the middle of a strong and prolonged economic recovery, capital started to move out of the Japanese bond market and into equities.

Currencies: Increased volatility and choppy market conditions dominated this sector in the second quarter. The surprise in the non-farm payroll employment number carried over to the currency market. The expectations of a stronger economy helped to strengthen the US dollar against European currencies. This resulted in reversals of established trends and losses in established currency positions. The trading environment during the second quarter was characterized by limited longer-term changes in price coupled with strong reversals that made it very difficult to trade effectively. Although there have been no government interventions since the first quarter, the relatively high level of volatility has continued throughout the second quarter with no long-term trends developing.

Energies: Demand for energy remained strong throughout the second quarter leading to higher prices. Energy markets were characterized by strong trends and not the result of short-term speculation. Strong world demand due to economic growth, especially in China where crude oil imports hit a record 2.8 million barrels per day in June, pushed crude oil to all time highs on the NYMEX. Persistent higher prices were also a product of a significant geopolitical risk premium that existed because of supply shocks from events in the Middle East. Higher demand and higher risk had pushed oil above $40/barrel earlier in the year and this price level continued to the end of the quarter.

Metals: The first quarter saw a significant upswing in base metal prices from strong world demand, especially from China. However, the second quarter began with concerns of an overheating economy in China that resulted in Chinese monetary policy changes aimed at controlling the growth in credit. China’s central bank raised the percentage of capital that banks are required to have in reserve by 50 basis points. Expectation of lower demand from China caused swift reversals in base metals. Nevertheless as the quarter proceeded demand for base metals continued to be strong. In the precious metals markets, silver gave back gains from the first quarter with the change in growth expectations in the U.S. Gold moved higher accompanied by higher volatility that saw short-term swings in prices.

Grains: The grain sector experienced key reversals in the second quarter. Corn and soybean prices rose early in the quarter on higher demand expectations and growing problems in key growing areas. However, strong rainfall during the spring season and a relatively cool and dry early summer season have caused harvest expectations to improve. Thus, expectations of a higher yield for the late summer growing season have pushed prices down.

Softs: After a run up in prices throughout February and March, prices began to decline in the second quarter. Initial worries of flooding gave way to milder weather that helped this year’s crop. The price of cotton declined throughout the second quarter. Additionally, cocoa declined throughout the second quarter. Coffee prices climbed higher after an initial decrease in May. However, there was a sharp reversal in June that erased any gains due to improved weather conditions in Brazil.

Quarterly Performance of Series D

The following is a summary of performance for the major sectors in which the Series D traded:

Interest Rates (+): U.S. bond prices fell due to the threat of inflation, an upside surprise in the job market, a recovering economy, and the Fed raising interest rates by 25 basis points. Net short U.S. bond and Japanese Government Bond positions resulted in net gains.

Indices (+): World stock indices had mixed performance in the second quarter. U.S. and European indices were up while Far East markets were down with the exception of Japan. Long positions in the German DAX and London FTSE 100 index resulted in net gains.

Currencies (–): Increased volatility and sharp reversals over short time periods created choppy market conditions that were difficult to trade. Losses accumulated in the Japanese Yen/US dollar and Aussie dollar/US dollar positions.

Metals (–): Changing monetary policy in China to prevent China’s economy from overheating, lowered demand expectations for base metals that resulted in falling prices. Net long positions in copper resulted in a loss. Although gold prices went higher, short-term price swings and increased volatility resulted in losses in long positions.

Series D’s average net asset levels during Year-To-Date 2004 and Second Quarter 2004 increased significantly compared to Year-To-Date 2003 and Second Quarter 2003. The increase was primarily due to contributions and favorable trading performance during 2003 and the first half of 2004 offset, in part, by redemptions, commissions, management fees and general and administrative expenses, which are largely based on net asset levels, increased in proportion during Year-To-Date 2004 and Second Quarter 2004 as compared to Year-To-Date 2003 and Second Quarter 2003.

Interest income is earned on the average daily equity maintained with PFD at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased $29,000 and $5,000 during Year-To-Date 2004 and Second Quarter 2004 as compared to Year-To-Date 2003 and Second Quarter 2003, respectively, primarily due to the increase in net asset levels, as discussed above, offset by lower interest rates during Year-To-Date 2004 as compared to Year-To-Date 2003.

Commissions are calculated on Series D’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of

National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $259,000 and $68,000 during Year-To-Date 2004 and Second Quarter 2004 as compared to Year-To-Date 2003 and Second Quarter 2003, respectively, primarily due to the increase in net asset levels, as discussed above.

All trading decisions for Series D are made by Bridgewater Associates, Inc. (the “Trading Advisor”). Management fees are calculated on Series D’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $52,000 and $13,000 during Year-To-Date 2004 and and Second Quarter 2004 as compared to Year-To-Date 2003 and Second Quarter 2003, respectively, due to the increase in net asset levels, as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees were $(23,000), $330,000, $46,000 and $324,000 during Year-To-Date 2004, Year-To-Date 2003, Second Quarter 2004 and Second Quarter 2003, respectively. The incentive fee in the amount of ($23,000) for Year-To-Date 2004 includes, in the first quarter of 2004, the reversal of a December 31, 2003 accrual for the incentive fee measurement period beginning December 27, 2003 (the start of the new quarter for incentive fee purposes) through March 26, 2004 (end of the quarter for incentive fee purposes). Trading performance during the First Quarter 2004 incentive fee measurement period did not meet the “New High Net Trading Profits” criteria. No incentive fee expenses were incurred during First Quarter 2004.

General and administrative expenses were $75,000, $66,000, $41,000 and $33,000 for Year-To-Date 2004, Year-To-Date 2003, Second Quarter 2004 and Second Quarter 2003, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Series D. To the extent that general and administrative expenses exceed 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded the limits, a portion of these expenses has been borne by the Managing Owner and its affiliates, resulting in a net cost to Series D of $65,000 during Year-To-Date 2003.

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

WORLD MONITOR TRUST II—SERIES D

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Ronald J. Ivans	Date: August 9, 2004
Ronald J. Ivans Chief Financial Officer