Form 10-Q
period 2004-09-24
WORLD MONITOR TRUST II SERIES D
filed 2004-11-08
CIK 1090697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission file number: 0-32685

WORLD MONITOR TRUST II—SERIES D

(Exact name of registrant as specified in its charter)

Delaware	13-4058318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Weaver Street, Building One South, 2nd Floor, Greenwich, Ct.	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 861-1000

One New York Plaza, 13th Floor, New York, New York 10292

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II—SERIES D

(a Delaware Business Trust)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 24, 2004	December 31, 2003

ASSETS

Cash in commodity trading accounts	$18,864,682	$23,550,908

Net unrealized gain on open futures contracts	139,732	162,034

Accrued interest receivable	20,530	—

Total assets	$19,024,944	$23,712,942

LIABILITIES AND TRUST CAPITAL

Liabilities

Commissions and other transaction fees payable	$91,293	$128,956

Accrued expenses	69,327	105,405

Management fees payable	18,084	26,233

Redemptions payable	15,017	—

Incentive fees payable	14	413,851

Total liabilities	193,735	674,445

Commitments

Trust capital

Limited interests (163,054.935 and 193,145.685 interests outstanding)	18,642,677	22,808,114

General interests (1,649 and 1,951 interests outstanding)	188,532	230,383

Total trust capital	18,831,209	23,038,497

Total liabilities and trust capital	$19,024,944	$23,712,942

Net asset value per limited and general interest	$114.33	$118.09

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST II—SERIES D

(a Delaware Business Trust)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	September 24, 2004		December 31, 2003
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Stock indices		$11,476		$18,566
Interest rates		277,362		530,673
Currencies		282,205		402,307
Commodities		121,835		220,498

Net unrealized gain on open futures contracts purchased	3.68%	692,878	5.09%	1,172,044

Futures contracts sold:
Stock indices		16,567		(13,152)
Interest rates		(461,096)		(867,782)
Currencies		(105,842)		(110,188)
Commodities		(2,775)		(18,888)

Net unrealized loss on open futures contracts sold	(2.94)	(553,146)	(4.38)	(1,010,010)

Net unrealized gain on open futures contracts	0.74%	$139,732	0.71%	$162,034

Settlement Currency—Futures Contracts
Australian dollar	0.07%	$13,555	(0.19)%	$(43,636)
British pound	(1.30)	(244,742)	(2.03)	(467,662)
Canadian dollar	0.35	65,730	0.52	120,629
Euro	1.00	188,561	1.51	346,891
Japanese yen	(0.21)	(40,264)	(0.11)	(25,532)
Swedish krona	0.10	18,562	(0.08)	(18,845)
Swiss franc	(0.43)	(80,661)	(0.17)	(38,033)
U.S. dollar	1.16	218,991	1.26	288,222

Total	0.74%	$139,732	0.71%	$162,034

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST II—SERIES D

(a Delaware Business Trust)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the period from January 1, 2004 to September 24, 2004	For the period from January 1, 2003 to September 26, 2003	For the period from June 26, 2004 to September 24, 2004	For the period from June 28, 2003 to September 26, 2003
REVENUES
Net realized gain on commodity transactions	$370,770	$3,178,467	$86,221	$661,868
Change in net unrealized gain/loss on open commodity positions	(22,302)	840,708	(420,361)	1,112,840
Interest income	172,953	120,972	71,646	48,608

	521,421	4,140,147	(262,494)	1,823,316

EXPENSES
Commissions and other transaction fees	949,680	711,852	306,975	328,380
General and administrative	113,188	99,851	37,780	34,164
Management fees	188,810	142,201	60,491	65,785
Incentive fees	(22,850)	626,802	14	296,740

	1,228,828	1,580,706	405,260	725,069
General and administrative expenses borne by the Managing Owner and its affiliates	—	(3,115)	—	(1,992)

Net expenses	1,228,828	1,577,591	405,260	723,077

Net income (loss)	$(707,407)	$2,562,556	$(667,754)	$1,100,239

ALLOCATION OF NET INCOME (LOSS)
Limited interests	$(700,193)	$2,532,665	$(661,048)	$1,088,671

General interests	$(7,214)	$29,891	$(6,706)	$11,568

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$(3.96)	$17.61	$(3.98)	$5.66

Weighted average number of limited and general interests outstanding	178,719	145,480	167,877	194,353

STATEMENT OF CHANGES IN TRUST CAPITAL

(Unaudited)

	INTERESTS	LIMITED INTERESTS	GENERAL INTERESTS	TOTAL
Trust capital—December 31, 2003	195,096.685	$22,808,114	$230,383	$23,038,497
Net loss		(700,193)	(7,214)	(707,407)
Redemptions	(30,392.750)	(3,465,244)	(34,637)	(3,499,881)

Trust capital—September 24, 2004	164,703.935	$18,642,677	$188,532	$18,831,209

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST II—SERIES D

(a Delaware Business Trust)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 24, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II—Series D (“Series D”) as of September 24, 2004 and December 31, 2003 and the results of its operations for the periods from January 1, 2004 to September 24, 2004 (“Year-To-Date 2004”), and January 1, 2003 to September 26, 2003 (“Year-To-Date 2003”), June 26, 2004 to September 24, 2004 (“Third Quarter 2004”) and June 28, 2003 to September 26, 2003 (“Third Quarter 2003”). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp., (“Preferred”) entered into a Stock Purchase Agreement, pursuant to which PSG will sell, and Preferred will buy, all of the capital stock of the Managing Owner and another commodity pool operator owned by PSG. In connection with the transaction, the Managing Owner solicited proxies seeking approval from the Series D interestholders for (i) the sale of the stock of the Managing Owner to Preferred; (ii) the concomitant approval of Preferred as the new managing owner of the World Monitor Trust II; and (iii) the approval of certain amendments to the Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II, dated March 28, 2002. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004, see Note E.

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

The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

	Year-To-Date 2004	Year-To-Date 2003	Third Quarter 2004	Third Quarter 2003
Commissions	$906,031	$678,281	$290,603	$314,582
General and administrative	31,500	59,049	12,450	22,462

	937,531	737,330	303,053	337,044
General and administrative expenses borne by the Managing Owner and its affiliates	—	(3,115)	—	(1,992)

	$937,531	$734,215	$303,053	$335,052

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 24, 2004 and December 31, 2003 were $1,068 and $56,185, respectively.

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

Series D, acting through its Trading Advisor may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PFD, PFD then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PFD and PBGM pursuant to a line of credit. PFD may require that collateral be posted against the marked-to-market positions of Series D.

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

Credit Risk

When entering into futures or forward contracts, Series D is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series D as PFD, Series D’s commodity broker, is the sole counterparty. Series D has entered into a master netting agreement with PFD and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series D’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series D’s contracts may result in greater loss than non-performance on all of Series D’s contracts. There can be no assurance that any counterparty, clearing member or clearing-house will meet its obligations to Series D.

The Managing Owner attempts to minimize both credit and market risks by requiring Series D and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series D, the Managing Owner and the trading advisor, Series D shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Trust Agreement of World Monitor Trust II provides that Series D will liquidate its positions, and eventually dissolve, if Series D experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interest of Series D.

PFD, when acting as Series D’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not allowed to commingle such assets with other assets of PFD. At September 24, 2004 and December 31, 2003 such segregated assets totalled $3,399,683 and $7,657,278, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of Series D related to foreign futures trading, which totalled $15,604,731 and $16,055,664 at September 24, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of September 24, 2004, all of Series D’s open futures contracts mature within one year.

D. Financial Highlights

	Year-To-Date 2004	Year-To-Date 2003	Third Quarter 2004	Third Quarter 2003
Performance per Interest
Net asset value, beginning of period	$118.09	$93.17	$118.30	$104.65

Net realized gain (loss) and change in net unrealized gain/loss on commodity transactions	2.20	26.78	(1.97)	9.18
Interest income	0.98	0.83	0.42	0.25
Net expenses	(6.94)	(10.42)	(2.42)	(3.72)

Net increase (decrease) for the period	(3.76)	17.19	(3.97)	5.71

Net asset value, end of period	$114.33	$110.36	$114.33	$110.36

Total return (non-annualized):
Total return before incentive fees	(3.29)%	22.64%	(3.36)%	6.89%
Incentive fees	0.11	(4.19)	—	(1.43)

Total return after incentive fees	(3.18)%	18.45%	(3.36)%	5.46%

Ratio to average net assets
Net investment loss before incentive fees** (annualized)	(7.00)%	(7.32)%	(6.87)%	(7.30)%
Incentive fees (non-annualized)	0.11	(4.19)	—	(1.43)

Net investment loss after incentive fees	(6.89)%	(11.51)%	(6.87)%	(8.73)%

Interest income (annualized)	1.12%	1.08%	1.48%	0.94%

Expenses before incentive fees (annualized)	8.12%	8.40%	8.35%	8.24%
Incentive fees (non-annualized)	(0.11)	4.19	—	1.43

Total expenses after incentive fees	8.01%	12.59%	8.35%	9.67%

**	Represents interest income less total expenses (exclusive of incentive fees). The Managing Owner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for Series D as it is not a portfolio designed to return investment income. The Managing Owner believes that the total return ratio is the appropriate ratio as it also considers Series D’s commodity trading gains/losses.

These financial highlights represent the overall results of Series D during Year-To-Date 2004, Year-To-Date 2003, Third Quarter 2004 and Third Quarter 2003. An individual limited owner’s actual results may differ depending on the timing of contributions and redemptions.

E. Subsequent Events

The Managing Owner has been the sole managing owner of Series D and pursuant to Series D’s Declaration of Trust and Trust Agreement manages Series D. The managing owner holds Series D’s general interests. (The general interests are not a class of equity of Series D that is registered under the Securities Exchange Act of 1933.)

As of October 1, 2004, Preferred acquired from PSG all of the outstanding stock of the Managing Owner. Immediately after such acquisition, the Managing Owner was merged with and into Preferred. Accordingly, as of October 1, 2004 all of the board of directors and officers of Prudential Securities Futures Management resigned. Following Preferred’s acquisition of the Managing Owner and its merger with and into Preferred, Preferred became the successor managing owner of Series D. A report on Form 8-K describing the acquisition was filed with the Securities and Exchange Commission on October 7, 2004.

The Managing Owner held interests in other assets and investments besides its interest in Series D. In this transaction, Preferred also acquired all of the outstanding stock of another commodity pool operator owned by PSG.

On October 1, 2004, an agreement was executed between Preferred and PFD which amended and restated the brokerage agreement between Series D and PFD. On such date, Preferred will commence receiving the brokerage commissions which were previously paid to PFD, excluding transaction fees which will be paid to PFD. The agreement incorporates the previous PFD brokerage agreement’s terms, including the total fees paid by Series D. Under the agreement, PFD’s transaction based fee will be paid out of the total fees paid by Series D to Preferred.

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

Limited interests in Series D may be redeemed on a weekly basis. Redemptions of limited interests for Year-To-Date 2004, Third Quarter 2004 and for the period from March 13, 2000 (commencement of operations) to September 24, 2004 were $3,465,244, $706,894 and $9,848,915, respectively. Redemptions of general interests for Year-To-Date 2004, Third Quarter 2004 and the period from March 13, 2000 (commencement of operations) to September 24, 2004 were $34,637, $10,599 and $97,349, respectively. Limited interests and general interests are sometimes collectively referred to as “Interests”. Additionally, Interests owned in any series of World Monitor Trusts II (Series D, E or F) were exchangeable, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as interests in those series were being offered to the public. World Monitor Trust—Series E and Series F are no longer offered to the public. As such, Series D may no longer be exchanged for the other series. In addition, since July 2003, the offering of interests in Series D has been suspended. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 24, 2004, 100% of Series D’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. Inasmuch as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. PFD credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with PFD during each month at the 13-week Treasury bill discount rate.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, some commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Series D from promptly liquidating its commodity futures positions.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 24, 2004, Series D had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks services providers, such as our accountants, undertake in performing services which are in the best interests of Series D. While Series D’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on Series D’s financial position.

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

Results of Operations

The net asset value per interest as of September 24, 2004 was $114.33, a decrease of 3.18% from the December 31, 2003 net asset value per interest of $118.09 and a decrease of 3.36% from the June 25, 2004 net asset value per interest of $118.30. Past performance is not necessarily indicative of future results.

Series D’s gross trading gains (losses) were $348,000 and $(334,000) during Year-To-Date 2004 and Third Quarter 2004, respectively, compared to $4,019,000 and $1,775,000 for the corresponding periods in the prior year. Due to the nature of Series D’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D’s Third Quarter 2004 trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the third quarter of 2004 exhibited strength in July followed by slower than expected growth in August and September. While the third quarter has traditionally been weaker than the other quarters in the year, the U.S. economy faced many issues that added to the usual seasonal third quarter slump such as high energy prices, soft domestic and global economies, a weak U.S. job market, growing U.S. current-account and budget deficits, terrorism, as well as the uncertain presidential election outcome and future of Iraq. On the other hand, despite soaring crude oil prices, inflation remained within expectations and the Federal Reserve Board continued its program of gradually raising interest rates. Domestic manufacturing and construction were robust due to a strong housing market in the beginning of the quarter but ended the quarter below estimated projections. In September, housing starts increased to their highest levels in five months despite hurricanes and a declining trend in home sales. September brought more warnings of quarterly corporate earnings disappointments than any other month this year as well as an increase in announcements of layoffs. In July, payrolls exhibited the smallest gain in hiring since

December of 2003, rebounded slightly in August and ended lower than expected in September with growth continuing in service sectors and reductions for the first time in three months in the manufacturing sector. Weak labor markets combined with rising grocery and energy bills reduced consumer confidence from a two-year high in July but consumer spending strengthened in the early summer and through the end of September due to incentives and deep discounting from auto manufacturers. Retail sales had a rocky third quarter as consumers spent less for the fourth straight month in September resulting in disappointing back-to-school sales and concerns about a potentially disappointing holiday shopping season. Hurricanes in the Southeast and unusually warm weather in the Midwest also contributed to lackluster sales.

Many central banks around the world raised interest rates during the third quarter. In Europe, worries about high oil prices, weakening global economic growth, loss of corporate investment to more vibrant economies, rising unemployment and the worst service-sector activity in a year and despite rising exports there was a decline in confidence across many economic sectors. Household spending was hampered by low consumer confidence and sluggish employment recovery. In Asia, Japan’s government and central bank released a report in early July stating that the recovery in production and corporate profits was spreading to domestic consumption, an indication of steady economic improvement. However, revised industrial output data and shrinking economic activity raised doubts about the pace of recovery. While August unemployment figures declined, weak consumer spending and wage growth indicated that Japan was still battling a fifth year of deflation. Dependent on imports as a source of oil, the high cost of oil struck Japan particularly hard but the Japanese domestic economy regained some footing towards the end of the quarter. The Chinese government’s credit tightening has been leading to a soft economic landing and a reduction in expansion throughout Asia despite rising prices. Developing Asian countries benefited from stronger trade, domestic consumption and investments. India expanded slower than expected due to the impact of unusual wet weather conditions on farm output as well as a surprise victory by the opposition party in the Indian elections. Indonesia’s economy received a boost when it participated in its first direct presidential election. In the Americas, concerns surrounding the economic outlook and the impact of high oil prices led the Bank of Canada to increase its rates for the first time in 17 months. Brazil’s economy expanded throughout the quarter resulting in an interest rate increase by the Banco Central Do Brazil in September and upgraded credit ratings.

Indices: U.S. equity indices had low volatility and were range bound in a lack-luster third quarter as the three major U.S. equity indices experienced declines for the third quarter. The S&P 500 Index declined by 1.9%, the Dow Jones Industrial Average declined by 3.4% and the NASDAQ Composite declined by 7.4%. Contradictory economic figures, weaker than expected earnings reports, and higher energy costs resulted in a drag on performance. European stock indices performed poorly over worries of increasing oil prices, rising unemployment, and projected slowing global economic growth. However, the London FTSE bucked the trend by increasing 2.4%, while the Paris CAC 40 Index was down 2.5%, and the German DAX slid 3.9%. In Asia, Japan’s Tokyo Nikkei Stock Index declined by 8.7% due to doubts about the pace of Japan’s recovery and the Hong Kong Hang Seng Index reported an increase of 6.8%.

Interest rates: Economic growth in the United States slowed from earlier expectations resulting in a rally in the bond market in the third quarter of 2004. The rally was in response to the market perception that aggressive tightening of credit by the U.S. Federal Reserve will not be forthcoming, but replaced with the Greenspan gradualism of raising the Fed funds rate. Additionally, inflation fears subsided as inflation numbers had been within expectations and were not overly affected by the oil price shock. The Lehman Aggregate Bond Index returned a positive 3.2% in the third quarter. In Europe, the bund market also rallied in the third quarter due to slowing economic growth expectations resulting in a flight to quality. Similarly, the Japanese Government Bond saw decreasing yields as prices increased resulting from fears of a slowdown in its economic recovery.

Currencies: The U.S. dollar began the 2004 third quarter depreciating against the world’s major currencies, then rallied over a cautious Fed and mixed economic data only to reverse course based on concerns that high oil prices will temper the pace of expansion in the U.S. economy. The currency market continued to be range bound with increasing market gyrations netting high levels of volatility. This has resulted in a difficult trading environment with no long-term trends developing. The euro gained ground on the U.S. dollar as a weak U.S. job market and a slowing of the U.S. economy as indicated from decreasing consumer confidence. Weak economic numbers also helped to push the Japanese yen higher versus the U.S. dollar.

Energies: Demand for energy remained strong throughout the third quarter and supply level fears and geopolitical risk premiums have sustained oil prices above the prescribed price range for crude oil by the Organization of the Petroleum Exporting Countries (OPEC). The 2004 third quarter started with increasing crude oil prices from high disruption fears in many key oil-producing regions like Iraq, Russia, Nigeria, Venezuela, and Saudi Arabia. As the quarter progressed, oil prices decreased only to see a reversal that sent prices to new highs of over $50 per barrel by the end of the quarter. The increase in prices were also due to disruptions in oil refineries as Hurricanes Jeanne, Ivan, Charley, and Frances stormed through the Southeastern region of the U.S. leading to decreased inventory levels.

Metals: Gold and silver prices were higher in the third quarter given geopolitical concerns and speculation that the U.S. Dollar will continue to decline against the euro, and rising energy costs will slow U.S. economic growth. Gold and silver’s rally paralleled that of crude oil because higher oil prices depressed economic growth in the U.S. which led to the depreciation the U.S. dollar. Additionally, investors that held U.S. dollars purchased gold as protection against further loss because gold is priced in U.S. dollars and it holds value better than the depreciating U.S. dollar. In the base metals, prices were mixed because of short-term supply constraints but rallied at the end of the quarter.

Grains: The grain market continued to march lower in response to expectations that harvests will be very strong. Favorable weather conditions in the quarter were conducive for a very good growing season in the U.S. This has given rise to estimates that soybean production could reach record levels. The weakened soy market has pushed prices of soy products lower. Corn yield is also projected higher, thereby, pushing prices lower.

Softs: Cotton prices rallied during August in response to worries of lower yields from unfavorably wet growing conditions caused by Hurricane Charley but ultimately ended the quarter lower. Further price advances came on the prospects of more disruptions in cotton supplies due to Hurricane Frances. Damage to the orange crop in Florida from Hurricanes Charley and Frances also led to rising prices for orange juice futures. Sugar prices climbed higher on news of lower inventory supply of sugar in Brazil.

Quarterly Performance of Series D

The following is a summary of performance for the major sectors in which the Series D traded:

Indices (–): Fears of a slow down in economic growth resulted in many indices losing ground throughout the quarter. Long positions in the mini-NASDAQ, the German DAX Index, and the Japanese Nikkei Index resulted in a net loss.

Currencies (–): The U.S. dollar was range bound in the third quarter of 2004 against many foreign currencies. Long U.S. dollar contracts against the euro and the Swiss franc resulted in a net loss.

Metals (–): The prices of base metals were mixed because of short-term supply constraints but rallied at the end of the quarter. Gold prices rose on fears of a slowdown in economic growth. Short positions in aluminum and gold resulted in a net loss.

Interest Rates (+): Economic growth in the United States slowed from earlier expectations resulting in a rally in the bond market in the third quarter of 2004. Long positions in the Japanese Government Bond, the Euro Bund, and the U.S. 10-year Note resulted in gains.

Energies (+): Supply level fears and geopolitical risk helped push energy prices to record levels, with the price of crude oil pushing pass $50/barrel. Long positions in light crude and crude oil resulted in gains.

Series D’s average net asset levels during Year-To-Date 2004 increased significantly compared to Year-To-Date 2003 but Third Quarter 2004 decreased compared to Third Quarter 2003. The increase was primarily due to contributions and favorable trading performance during 2003 offset, in part, by redemptions, commissions, management fees and general and administrative expenses, which are largely based on net asset levels and increased proportionately during Year-To-Date 2004 as compared to Year-To-Date 2003.

Interest income is earned on the average daily equity maintained with PFD at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased $52,000 and $23,000 during Year-To-Date 2004 and Third Quarter 2004 as compared to Year-To-Date 2003 and Third Quarter 2003, respectively, primarily due to the changes in net asset levels, as discussed above, offset by lower interest rates during Year-To-Date 2004 as compared to Year-To-Date 2003 but higher interest rates during Third Quarter 2004 as compared to Third Quarter 2003.

Commissions are calculated on Series D’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $238,000 during Year-To-Date 2004 as compared to Year-To-Date 2003 but decreased $21,000 during Third Quarter 2004 as compared to Third Quarter 2003, primarily due to the changes in net asset levels, as discussed above.

All trading decisions for Series D are made by Bridgewater Associates, Inc. (the “Trading Advisor”). Management fees are calculated on Series D’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $47,000 during Year-To-Date 2004 as compared to Year-To-Date 2003 but decreased $5,000 during Third Quarter 2004 as compared to Third Quarter 2003, due to the changes in net asset levels, as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees were $(23,000), $627,000 and $297,000 during Year-To-Date 2004, Year-To-Date 2003 and Third Quarter 2003, respectively. The incentive fee in the amount of ($23,000) for Year-To-Date 2004 includes, in the first quarter of 2004, the reversal of a December 31, 2003 accrual for the incentive fee measurement period beginning December 27, 2003 (the start of the new quarter for incentive fee purposes) through March 26, 2004 (end of the quarter for incentive fee purposes). Trading performance during the First Quarter 2004 incentive fee measurement period did not meet the “New High Net Trading Profits” criteria. Incentive fee expenses of $14 were incurred during Third Quarter 2004.

General and administrative expenses were $113,000, $100,000, $38,000 and $34,000 for Year-To-Date 2004, Year-To-Date 2003, Third Quarter 2004 and Third Quarter 2003, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Series D. To the extent that general and administrative expenses exceed 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded the limits, a portion of these expenses has been borne by the Managing Owner and its affiliates, resulting in a net cost to Series D of $97,000 and $32,000 during Year-To-Date 2003 and Third Quarter 2003, respectively.

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

In designing and evaluating Series D’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—There are no material legal proceedings pending by or against Series D or the Managing Owner.

Item 2.	Unregistered Sales of Equity and Use of Proceeds—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders:

The Registrant held a Special Meeting of limited interests on September 21, 2004 (the “Meeting”). At the Meeting the limited interests were asked to vote on the sale of the stock of the Managing Owner to Preferred; the concomitant approval of Preferred as the new managing owner of Series D; and the approval of certain amendments to the Trust Agreement (the “Proposal”)

The Proposal was approved by the limited interests.

Votes Cast
For	Against	Abstentions
110,828.78	679.80	2,501.95

Item 5.	Other Information—None

Item 6.	Exhibits:

3.1 and 4.1—

Third Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 7, 2004)

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

WORLD MONITOR TRUST II—SERIES D

By:	Preferred Investment Solutions Corp. A Connecticut corporation, managing owner as of October 1, 2004

	By: /s/ Kenneth A. Shewer	Date: November 8, 2004
Kenneth A. Shewer Chief Executive Officer