Form 10-Q
period 2005-03-31
WORLD MONITOR TRUST II SERIES D
filed 2005-05-09
CIK 1090697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 25, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES D

FINANCIAL STATEMENTS

March 25, 2005

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF FINANCIAL CONDITION

March 25, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 25, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$20,871,976	$20,602,062
Net unrealized gain (loss) on open futures contracts	208,185	(51,132)
Interest receivable	32,233	0

Total assets	$21,112,394	$20,550,930

LIABILITIES
Accrued expenses	$132,426	$100,345
Commissions and other transaction fees payable	104,476	117,814
Management fees payable	20,361	24,373
Incentive fees payable	226,162	201,569
Redemptions payable	0	2,905

Total liabilities	483,425	447,006

Commitments

TRUST CAPITAL
Limited interests (157,929.837 and 160,882.554 interests outstanding) at March 25, 2005 and December 31, 2004	20,415,800	19,899,955
Managing Owner interests (1,649.002 interests outstanding) at March 25, 2005 and December 31, 2004	213,169	203,969

Total trust capital	20,628,969	20,103,924

Total liabilities and trust capital	$21,112,394	$20,550,930

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

CONDENSED SCHEDULES OF INVESTMENTS

March 25, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 25, 2005		December 31, 2004
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.04%	$8,925	(0.23)%	$(47,602)
Currencies	(4.69)%	(967,183)	1.28%	257,854
Interest rates	0.15%	30,534	0.04%	7,670
Stock indices	0.00%	(236)	0.27%	54,552

Net unrealized gain (loss) on futures contracts purchased	(4.50)%	(927,960)	1.36%	272,474

Futures contracts sold:
Commodities	0.01%	1,100	0.00%	0
Currencies	2.66%	548,313	(1.05)%	(211,334)
Interest rates	2.74%	566,773	(0.45)%	(91,100)
Stock indices	0.10%	19,959	(0.11)%	(21,172)

Net unrealized gain (loss) on futures contracts sold	5.51%	1,136,145	(1.61)%	(323,606)

Net unrealized gain (loss) on futures contracts	1.01%	$208,185	(0.25)%	$(51,132)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF OPERATIONS

For the Period January 1, 2005 to March 25, 2005 and

For the Period January 1, 2004 to March 26, 2004

(Unaudited)

	For the Period January 1, 2005 to March 25, 2005	For the Period January 1, 2004 to March 26, 2004
REVENUES
Realized	$1,203,748	$(735,168)
Change in unrealized	259,317	234,495
Interest income	101,768	49,799

Total revenues	1,564,833	(450,874)

EXPENSES
Brokerage commissions and other transaction fees	317,401	326,926
General and administrative	58,512	34,887
Management fees	59,375	65,249
Incentive fees	226,162	(68,962)

Total expenses	661,450	358,100

NET INCOME (LOSS)	$903,383	$(808,974)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$5.60	$(4.22)

Weighted average number of limited and Managing Owner interests outstanding	161,225	191,887

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENT OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2005 to March 25, 2005 and

For the Period January 1, 2004 to March 26, 2004

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2004 to March 25, 2005
Trust capital at December 31, 2004	162,531.556	$19,899,955	$203,969	$20,103,924
Net income for the period January 1, 2005 to March 25, 2005		894,183	9,200	903,383
Redemptions	(2,952.717)	(378,338)	0	(378,338)

Trust capital at March 25, 2005	159,578.839	$20,415,800	$213,169	$20,628,969

For the period December 31, 2003 to March 26, 2004
Trust capital at December 31, 2003	195,096.685	$22,808,114	$230,383	$23,038,497
Net (loss) for the period January 1, 2004 to March 26, 2004		(800,760)	(8,214)	(808,974)
Redemptions	(15,483.914)	(1,760,028)	(15,715)	(1,775,743)

Trust capital at March 26, 2004	179,612.771	$20,247,326	$206,454	$20,453,780

	Net Asset Value per Limited and Managing Owner Interest
	March 25, 2005	December 31, 2004	March 26, 2004	December 31, 2003
	$129.27	$123.69	$113.88	$118.09

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of March 25, 2005, and the statements of operations and changes in trust capital for the periods January 1, 2005 to March 25, 2005 and January 1, 2004 to March 26, 2004, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series D (“Series D”) as of March 25, 2005 and the results of its operations for the periods January 1, 2005 to March 25, 2005 (“First Quarter 2005”), and January 1, 2004 to March 26, 2004 (“First Quarter 2004”). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series D’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, E and F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. Series D and its Managing Owner, Prudential Securities Futures Management, Inc., a wholly-owned subsidiary of PSI, entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION (CONTINUED)

A.	General Description of the Trust (Continued)

Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. (“PEG”). PEG remained an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group, Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirectly wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. Like PEG, PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. On April 1, 2004, PEG transferred the ownership of the Managing Owner and PFD Holdings, LLC, the direct parent of PFD, to PSG.

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp. (“Preferred”), entered into a Stock Purchase Agreement, pursuant to which PSG would sell, and Preferred would buy, all of the capital stock of Prudential Securities Futures Management Inc. (the then current Managing Owner of Series D) and another commodity pool operator owned by PSG. In connection with the transaction, Prudential Securities Futures Management Inc. solicited proxies seeking approval from the Series D interestholders for (i) the sale of the stock of Prudential Securities Futures Management Inc. to Preferred; (ii) the concomitant approval of Preferred as the new Managing Owner of Series D; and (iii) the approval of certain amendments to the Declaration of Trust and Trust Agreement of the Trust. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004.

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

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. RELATED PARTIES

Prior to October 1, 2004, Series D reimbursed the Managing Owner or its affiliates for services they performed for Series D, which included, but were not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing, and other administrative services. However, to the extent that general and administrative expenses exceeded 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts were borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the first quarter 2005 and 2004. Additionally, PEG or its affiliates paid the costs of organizing and offering Series D Interests.

The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

	1st Quarter 2005	1st Quarter 2004
Commissions	$285,398	$312,685
General and administrative	0	12,456

	285,398	325,141
General and administrative expenses borne by the Managing Owner and its affiliates	0	0

	$285,398	$325,141

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of March 25, 2005 and December 31, 2004 were $104,476 and $117,814, respectively.

All of the proceeds of the offering of Series D were received in the name of Series D and were deposited in trading or cash accounts at PEG. Effective January 1, 2004, Series D’s assets are maintained with PFD and PFD credits Series D monthly with 100% of the interest it earns on the average net assets in Series D’s account.

Series D, acting through its Trading Advisor may execute over-the-counter, spot, forward and/or option foreign exchange transactions with its broker. The broker engages in back-to-back trading with an affiliate, Prudential-Bach Global Markets Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between Series D and its broker pursuant to a line of credit. The broker may require that collateral be posted against the marked-to-market positions of Series D.

Note 3. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

Series D is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series D’s investment activities (credit risk).

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

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

Credit Risk

When entering into futures or forward contracts, Series D is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series D, as Series D’s commodity broker, is the sole counterparty. Series D has entered into a master netting agreement with its broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series D’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series D’s contracts may result in greater loss than non-performance on all of Series D’s contracts. There can be no assurance that any counterparty clearing member or clearinghouse will meet its obligations to Series D.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

The Managing Owner attempts to minimize both credit and market risks by requiring Series D and its Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series D, the Managing Owner and the Trading Advisor, Series D shall automatically terminate the Trading Advisor if the net asset value allocated to the Trading Advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Third Amended and Restated Declaration of Trust and Trust Agreement of the Trust provides that Series D will liquidate its positions, and eventually dissolve, if Series D experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interest of Series D.

Series D’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not permitted to commingle such assets with its other assets. At March 25, 2005 and December 31, 2004, such segregated assets totaled $4,172,562 and $4,788,606, respectively. Part 30.7 of the CFTC regulations also requires Series D’s futures commission merchant to secure assets of Series D related to foreign futures trading which totaled $16,907,599 and $15,762,324 at March 25, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of March 25, 2005, all of Series D’s open futures contracts mature within twelve months.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the period January 1, 2005 to March 25, 2005 and for the period January 1, 2004 to March 26, 2004. This information has been derived from information presented in the financial statements.

	First Quarter 2005	First Quarter 2004
Per Interest Performance (for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$123.69	$118.09

Net realized gain (loss) and change in net unrealized gain on commodity transactions (1)	9.05	(2.61)
Interest income (1)	0.63	0.26
Expenses (1)	(4.10)	(1.86)

Net increase (decrease) for the period	5.58	(4.21)

Net asset value per interest at end of period	$129.27	$113.88

Total Return (3)
Total return before incentive fees	5.62%	(3.86)%
Incentive fees	(1.11)%	0.30%

Total return after incentive fees	4.51%	(3.56)%

Supplemental Data

Ratios to average net asset value:
Net investment (loss) before incentive fees (2), (4)	(7.08)%	(6.83)%
Incentive fees (3)	(1.11)%	0.30%

Net investment (loss) after incentive fees	(8.19)%	(6.53)%

Interest income (4)	2.16%	0.90%

Incentive fees (3)	1.11%	(0.30)%
Other expenses (4)	9.24%	7.73%

Total expenses	10.35%	7.43%

Total returns are calculated based on the change in value of an interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized gain (loss) and change in net unrealized gain on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.

WORLD MONITOR TRUST II – SERIES D

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

Limited interests in Series D may be redeemed on a weekly basis. Redemptions of limited interests for First Quarter 2005 and for the period from March 13, 2000 (commencement of operations) to March 25, 2005 were $378,338 and $10,489,459, respectively. Redemptions of general interests for First Quarter 2005 and the period from March 13, 2000 (commencement of operations) to March 25, 2005 were $0 and $97,348, respectively. Limited interests and general interests are sometimes collectively referred to as “Interests”. Additionally, Interests owned in any series of World Monitor Trusts II (Series D, E or F) were exchangeable, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as interests in those series were being offered to the public. World Monitor Trust—Series E and Series F are no longer offered to the public. As such, Series D may no longer be exchanged for the other series. In addition, since July 2003, the offering of interests in Series D has been suspended. Accordingly, at this time, Interests may not be exchanged. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 25, 2005, 100% of Series D’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. The broker credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with them during each month at the 13-week Treasury bill discount rate.

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

Since Series D’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series D’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series D’s speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series D’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series D and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 3 to the financial statements for a further discussion on credit and market risks associated with Series D’s futures and forward contracts.

Series D does not have, nor does it expect to have any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 25, 2005, Series D had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series D. While Series D’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on Series D’s financial position.

Series D’s contractual obligations are with the Managing Owner, Trading Advisor and its commodity broker. Payments made under Series D’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of Series D’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisor and fees paid to the Managing Owner are calculated as a fixed percentage of Series D’s net asset values (“NAV’s”). As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAV’s are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 & 3 of the Registrant’s 2004 Annual Report.

Results of Operations

The net asset value per interest as of March 25, 2005 was $129.27, an increase of 4.51% from the December 31, 2004 net asset value per interest of $123.69. Past performance is not necessarily indicative of future results.

Series D’s gross trading gains (losses) were $1,463,000 and $(501,000) during First Quarter 2005 and First Quarter 2004, respectively. Due to the nature of Series D’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D’s First Quarter 2005 trading results is presented below.

Quarterly Market Overview

The Federal Reserve, and its heightened inflation concerns, was the big story within the US economy during the first quarter. For the seventh consecutive meeting, the FOMC raised rates at its March meeting and Fed Funds futures market suggests that they will increase them 25 basis points at least, at the next three meetings. The “hawkish” language concerning inflation, at their most recent conclave, had some analysts forecasting that they will eliminate the word “measured” from the next communiqué and possibly hike rates by 50 points at one of the next two meetings. However, recent economic data has been less than scintillating and it seems that they will likely continue at their present pace. Bond yields quickly responded and ended the Quarter near 4.50% after being as high as 4.63% after the FOMC statement. The Fed bias clearly shifted to a more vigilant tone and the decision to change the language was unanimous, although it did not indicate 50 point increases were in the cards. In summary, the US economy continues to grow at a fairly brisk pace but there are some warning signs. The impact of surging oil, record gas pump prices and higher interest rates are not yet fully imbedded in the economic data. This already has many economists calling for a slower second quarter.

Recent data suggest some sluggishness in global growth. Europe, which lagged in the fourth quarter of 2004, extended that pattern with the continuing exception of the United Kingdom. The ECB cut its growth outlook for the Eurozone to 1.6% for 2005 from the previous 1.9%. High oil prices were clearly a factor in the reduced growth outlook. Both the ECB and the Bank of England held rates unchanged in the quarter, as well as at their first meeting in April. France and Germany have experienced “double-digit unemployment.” French unemployment reached a 10-year high of 10.0% and Germany saw a postwar high 11.4% rate. Clearly, Europe, excluding the UK, is the weakest of the three major economic zones, falling behind the Americas and Asia.

Japan entered 2005 on an optimistic note but as the first quarter developed the data indicated a slower growth pattern. In mid March the Japanese government revised its fourth quarter 2004 growth estimate, to a positive 0.1% from the previous 0.1% contraction, but much of the other data had a negative leaning, particularly late in the quarter. Annualized, Japan grew at a 0.5% rate in 2004. Increased inventories and government spending were featured. Japan’s Unemployment rate rose to 4.7% in February from 4.5% a month earlier which was weaker than expected. Japan’s February Retail Sales fell 2.8% and Personal Spending dropped 4.1%. As the quarter ended, there was something of an “economic cloud” over Japan’s economy, and with oil over $55 per barrel, the outlook seems tenuous, given the nation’s near 100% dependence on imported oil. The latest “Tankan” report, a business sentiment index issued by the BOJ, was a disappointing 14 in the first quarter, down from 22 in the fourth quarter of 2004 and a 13 year high of 26 in the third quarter of 2004.

Currencies: The US dollar halted a long slide in January, then weakened a bit in February but rallied again in March. The specter of higher interest rates in the US, versus indications that the ECB will not raise rates any time soon, helped propel the dollar higher. With almost 100% certainty that the Fed will raise rates at least for the next three FOMC meetings, the greenback has gained favor. There is speculation that the Bank of England will raise rates later in the year, as the UK economy continues buoyant, but no imminent change is anticipated. Very weak data from Germany and France, particularly on the employment front, worked against the euro, which lost for the month and the quarter. The dollar extended gains against the euro and pound as the second quarter of 2005 began. The yen lost for the quarter and a weak “Tankan” report did not bode well for the second quarter. Overall strength in commodities was supportive of both the Canadian and Australian currencies.

Energies: The energy complex, not surprisingly, led the advance in commodity prices in the first quarter. Products showed particular strength in March as both unleaded and heating oil achieved all time highs. With the exception of a mid March correction, following OPEC’s decision to raise production by 500,000 bpd and speculation that they were prepared to double that if needed, the petroleum complex was constantly on the offensive. Both heating oil and gasoline gained slightly in excess of 15% in March, bringing their respective quarterly appreciation to 41.1% and 34.5%. Winter weather turned cold, with below normal temperatures in key consuming regions during the final third of the season, after having been mild for much of the winter. Despite this, heating oil supplies ended the season at ample levels. Gasoline demand has shown little, if any, indication of slowing, despite record prices in the US at the pump.

Natural gas soared during the quarter and the advance did not appear to be on its own merits but rather more on the heels of the gains in the petroleum complex, although the cold weather in March was supportive. Reports put inventories 222 billion cubic feet above last year and 206 billion ahead of the 5-year average. So it is apparent that inventory levels appear ample supporting the conclusion that speculation has been a primary driver of prices.

Grains: January’s disappointing steady decline carried into the first week of February, where new life-of-contract lows were posted, down below the $5.00 level, the lowest price seen since the summer of 2002. The February USDA Supply/Demand Report, however, signaled the end of the price erosion, and the rest of the month was spent with soybeans appreciating by almost 25%, to enter the month of March at around the $6.20 level.

Price action seen over the past quarter for the corn market mirrored that seen in soybeans, but corn’s market volatility was considerably greater. So after a tumultuous period of trading, the end result for the corn market was about a 10 cent, or 5%, loss for the month, and for the entire quarter, a gain of less than 2%.

Wheat’s price pattern over the past 3 months was almost a carbon-copy of that seen in the soybeans. Just as was the case in both the beans and the corn markets, the last half of the month of March was spent giving back all of the monthly gains, and in the case of wheat, some of the advance seen in February as well. For the quarter, wheat closed out with a meager 15 cent, or 5% gain.

Cotton prices during March traded in a 4 cent band, finding both the bottom and the top of the 5000 to 5400 band, twice during the month. For the quarter, prices gained 17%.

Indices: January was a tough month for US equities but February saw solid gains. Unfortunately, the tie-breaker month of March proved to be negative with NASDAQ declining the most. Both the Dow and S&P declined 2.6% in the first quarter.

Foreign markets were somewhat better performers although they tended to weaken as the quarter came to a close. The Nikkei, despite a 0.9% loss in March, saw a 1.6% improvement in the first quarter even with the oil surge and some lackluster economic data. In Europe, London’s FTSE fell 2.1% in March, essentially in line with US markets but decent economic data limited the decline. The German DAX shrugged off a seemingly endless run of negative data and managed to close the first quarter with a gain. France, which saw similarly poor economic numbers, closed out March with gains.

Interest rates: Treasuries showed a continuing reluctance to move to higher yield levels for much of January and February but finally broke out as March developed. The ongoing Fed policy of raising rates at a 25 basis point clip at each FOMC meeting, and a near certainty that they will increase them at the next few meetings, has finally impacted market psychology. Among foreign nations, the ECB, BOE and Bank of Canada left rates unchanged as did Japan. There was persistent speculation that the Bank of China might hike rates but no action was taken or seems imminent. Foreign participation in US securities remained strong despite various stories and rumors to the contrary, particularly surrounding Japan, Korea, Russia and OPEC.

Metals: Gold suffered losses for the quarter. The market has clearly been hurt by a recovery in the US dollar against the euro and the yen that began in late January. When the dollar weakened toward the end of March, gold prices recovered some of their losses from earlier in the month. The physical market was fairly active and included some seasonal buying from India. Silver put in a very volatile trading performance and was 4.5% higher on the quarter.

The base metal’s complex finished the first quarter with solid gains that included a strong March performance. The sector was able to shrug off higher interest rates, the threat of oil derailing global growth, economic weakness in the Eurozone and misplaced ideas that China’s growth would slow measurably, which would weigh on their demand for base metals and commodities in general. LME inventories remain low for copper, aluminum, zinc, nickel and lead while the demand side of the equation maintains positive momentum. Producers have picked up some of the slack but not enough to thwart the uptrend and base metals have become a favorite of the fund community.

Softs: Coffee turned in a solid March, gaining 4.0%, which brought its quarterly advance to 19.3%. Prices broke out technically, adding to a bullish fundamental structure that includes strong demand.

Sugar went in the other direction, falling 5.1% in March and 6.0% for the quarter within the Dow Jones AIG Index. Remember that sugar prices rose about 40% in 2004 so some correction might have been expected. The market was up in January but subsequently turned lower.

Cocoa had a solid quarter gaining about $100, to $1639, basis nearby futures. Political unrest in the Ivory Coast was an ongoing feature throughout the quarter. In late March, the British Government issued an advisory for its citizens to leave the country following reports of a buildup in armed forces along the ceasefire line between the government and rebels.

Citrus extended its gains with high citrus prices continuing to be sustained by last year’s Florida hurricane damage with estimates that 30% of the crop has been lost. Problems with Brazil’s crop have added to the bullish mix.

Quarterly Performance of Series D

The following is a summary of performance for the major sectors in which the Series D traded:

Currencies (–): The trend towards a weaker USD in the fourth quarter of 2004 ended and the currency markets fluctuated significantly in the first quarter of 2005. Losses were generated from longs in the Japanese yen and the Australian dollar and shorts in the Canadian dollar.

Energies (+): The trend this quarter was towards higher prices in the energy sector. Profits were generated from long positions in crude and natural gas.

Grains (+): The sector traded in a very volatile manner this quarter, but managed to produce a profit from long positions in soybeans, wheat and corn.

Indices (+): Stock markets globally were mixed for the quarter, making them difficult to trade. Profits were generated from long positions in the MIB 30, CAC 40 and shorts in the S&P 500.

Interest Rates (+): With the US hiking rates and the rest of the developed world keeping rates stable, the interest rate picture was mixed globally. Gains were generated from short positions in the British gilt, Australian 10-year and the US treasury note.

Metals (–): While industrial metals continued to rally steadily higher, precious metals, especially gold, corrected in the first quarter. This correction led to losses on long positions in gold.

Softs (–): The sector produced net losses for the quarter, with the largest loss coming from a long sugar position.

Series D’s average net asset level decreased during the First Quarter of 2005 in comparison to the First Quarter of 2004 primarily due to effect of redemptions partly offset by positive trading performance.

Interest income is earned on the average daily equity maintained in cash at Series D’s broker at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased $52,000 during First Quarter 2005 as compared to First Quarter 2004 primarily due to higher interest rates during the First Quarter 2005 as compared to First Quarter 2004.

Commissions are calculated on Series D’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased $10,000 during First Quarter 2005 as compared to First Quarter 2004 primarily due to the decrease in average net asset levels, as discussed above.

All trading decisions for Series D are made by Bridgewater Associates, Inc. (the “Trading Advisor”). Management fees are calculated on Series D’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $6,000 during First Quarter 2005 as compared to First Quarter 2004 due to the decrease in average net asset levels, as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter, as defined in the advisory agreement among Series D, the Managing Owner and the Trading Advisor. An incentive fee of $226,000 was earned in the First Quarter 2005. The incentive fee in the amount of ($69,000) for the First Quarter 2004 represents the reversal of a December 31, 2003 accrual for the incentive fee measurement period beginning December 27, 2003 (the start of the new quarter for incentive fee purposes).

General and administrative expenses were $59,000 and $35,000 for First Quarter 2005 and First Quarter 2004, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Series D. To the extent that general and administrative expenses exceed 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. In the First Quarter 2004 the expenses exceeded the limits, thus a portion of these expenses were borne by the Managing Owner and its affiliates, resulting in a net cost to Series D of $35,000. Such limits were not exceeded for the First Quarter 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s co-chief executive officer and chief financial officer, of the effectiveness of the design and operation of Series D’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s co-chief executive officer and chief financial officer concluded that Series D’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or to which the Registrant or Managing Owner was a party during the period covered by this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – None

Item 6.	Exhibits:

	3.1 and 4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES D

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: May 9, 2005
Kenneth A. Shewer
Chairman and Director

	By:	/s/ Maureen D. Howley	Date: May 9, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer