Form 10-Q
period 2005-06-24
WORLD MONITOR TRUST II SERIES D
filed 2005-08-08
CIK 1090697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 24, 2005

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

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES D

FINANCIAL STATEMENTS

June 24, 2005

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF FINANCIAL CONDITION

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$20,201,233	$20,602,062
Net unrealized gain (loss) on open futures contracts	404	(51,132)
Interest receivable	35,495	0

Total assets	$20,237,132	$20,550,930

LIABILITIES
Accrued expenses	$96,173	$100,345
Commissions and other transaction fees payable	97,474	117,814
Management fees payable	19,129	24,373
Incentive fees payable	0	201,569
Redemptions payable	0	2,905

Total liabilities	212,776	447,006

Commitments

TRUST CAPITAL
Limited interests (153,948.795 and 160,882.554 interests outstanding) at June 24, 2005 and December 31, 2004	19,812,141	19,899,955
Managing Owner interests (1,649.002 interests outstanding) at June 24, 2005 and December 31, 2004	212,215	203,969

Total trust capital	20,024,356	20,103,924

Total liabilities and trust capital	$20,237,132	$20,550,930

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

CONDENSED SCHEDULES OF INVESTMENTS

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005		December 31, 2004
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.64%	$128,355	(0.23)%	$(47,602)
Currencies	(1.65)%	(331,265)	1.28%	257,854
Interest rates	2.48%	495,952	0.04%	7,670
Stock indices	(0.09)%	(16,948)	0.27%	54,552

Net unrealized gain on futures contracts purchased	1.38%	276,094	1.36%	272,474

Futures contracts sold:
Commodities	0.44%	87,500	0.00%	0
Currencies	0.88%	175,610	(1.05)%	(211,334)
Interest rates	(2.75)%	(549,956)	(0.45)%	(91,100)
Stock indices	0.05%	11,156	(0.11)%	(21,172)

Net unrealized (loss) on futures contracts sold	(1.38)%	(275,690)	(1.61)%	(323,606)

Net unrealized gain (loss) on futures contracts	0.00%	$404	(0.25)%	$(51,132)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF OPERATIONS

For the Periods March 26, 2005 to June 24, 2005 and March 27, 2004 to June 25, 2004 and

For the Periods January 1, 2005 to June 24, 2005 and January 1, 2004 to June 25, 2004

(Unaudited)

	For the Period March 26, 2005 to June 24, 2005	For the Period March 27, 2004 to June 25, 2004	For the Period January 1, 2005 to June 24, 2005	For the Period January 1, 2004 to June 25, 2004
REVENUES
Realized	$360,726	$1,019,717	$1,564,474	$284,549
Change in unrealized	(207,781)	163,564	51,536	398,059
Interest income	137,978	51,508	239,746	101,307

Total revenues	290,923	1,234,789	1,855,756	783,915

EXPENSES
Brokerage commissions and other transaction fees	330,228	315,779	647,629	642,705
General and administrative	0	40,521	58,512	75,408
Management fees	61,867	63,070	121,242	128,319
Incentive fees	0	46,098	226,162	(22,864)

Total expenses	392,095	465,468	1,053,545	823,568

NET INCOME (LOSS)	$(101,172)	$769,321	$802,211	$(39,653)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$(0.64)	$4.42	$5.04	$(0.22)

Weighted average number of limited and Managing Owner interests outstanding	157,168	174,194	159,115	183,167

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2005 to June 24, 2005 and

For the Period January 1, 2004 to June 25, 2004

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2005 to June 24, 2005
Trust capital at December 31, 2004	162,531.556	$19,899,955	$203,969	$20,103,924
Net income for the period January 1, 2005 to June 24, 2005		793,965	8,246	802,211
Redemptions	(6,933.759)	(881,779)	0	(881,779)

Trust capital at June 24, 2005	155,597.797	$19,812,141	$212,215	$20,024,356

For the period January 1, 2004 to June 25, 2004
Trust capital at December 31, 2003	195,096.685	$22,808,114	$230,383	$23,038,497
Net (loss) for the period January 1, 2004 to June 25, 2004		(39,145)	(508)	(39,653)
Redemptions	(24,205.220)	(2,758,350)	(24,038)	(2,782,388)

Trust capital at June 25, 2004	170,891.465	$20,010,619	$205,837	$20,216,456

Net Asset Value per Limited and Managing Owner Interest
June 24, 2005	December 31, 2004	June 25, 2004	December 31, 2003
$128.69	$123.69	$118.30	$118.09

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of June 24, 2005, the statements of operations for the periods March 26, 2005 to June 24, 2005 (“Second Quarter 2005”), March 27, 2004 to June 25, 2004 (“Second Quarter 2004”), January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”) and January 1, 2004 to June 25, 2004 (“Year-To-Date 2004”), and the statements of changes in trust capital for the periods January 1, 2005 to June 24, 2005 and January 1, 2004 to June 25, 2004, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series D (“Series D”) as of June 24, 2005 and the results of its operations for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

On June 13, 2005, Series D began transferring its trading and cash accounts from PFD to UBS. The term broker, as used herein, refers to PEG, PFD or UBS, unless otherwise specified.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. RELATED PARTIES

Prior to October 1, 2004, Series D reimbursed the Managing Owner or its affiliates for services they performed for Series D, which included, but were not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing, and other administrative services. However, to the extent that general and administrative expenses exceeded 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts were borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. Additionally, PEG or its affiliates paid the costs of organizing and offering Series D Interests.

The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

	Second Quarter 2005	Second Quarter 2004	Year-To-Date 2005	Year-To-Date 2004
Commissions	$297,304	$302,743	$582,702	$615,428
General and administrative	0	6,594	0	19,050

	297,304	309,337	582,702	634,478
General and administrative expenses borne by the Managing Owner and its affiliates	0	0	0	0

	$297,304	$309,337	$582,702	$634,478

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of June 24, 2005 and December 31, 2004 were $97,474 and $117,814, respectively.

All of the proceeds of the offering of Series D were received in the name of Series D and were deposited in trading or cash accounts at PEG. Effective January 1, 2004, Series D’s assets are maintained with PFD and PFD credits Series D monthly with 100% of the interest it earns on the average net assets in Series D’s account.

Series D, acting through its Trading Advisor may execute over-the-counter, spot, forward and/or option foreign exchange transactions with its broker. PFD engaged in back-to-back trading with an affiliate, Prudential-Bach Global Markets Inc. (“PBGM”). PBGM attempted to earn a profit on such transactions. The broker keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between Series D and its broker pursuant to a line of credit. The broker may require that collateral be posted against the marked-to-market positions of Series D.

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

Series D’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not permitted to commingle such assets with its other assets. At June 24, 2005 and December 31, 2004, such segregated assets totaled $4,168,244 and $4,788,606, respectively. Part 30.7 of the CFTC regulations also requires Series D’s futures commission merchant to secure assets of Series D related to foreign futures trading which totaled $16,033,393 and $15,762,324 at June 24, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of June 24, 2005, all of Series D’s open futures contracts mature within twelve months.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Per Interest Performance (for an interest outstanding throughout the entire period)

Net asset value per interest at beginning of period	$129.27	$113.88	$123.69	$118.09

Net realized gain and change in net unrealized gain (loss) on commodity transactions (1)	1.04	6.78	10.11	4.17
Interest income (1)	0.88	0.30	1.51	0.56
Expenses (1)	(2.50)	(2.66)	(6.62)	(4.52)

Net increase (decrease) for the period	(0.58)	4.42	5.00	0.21

Net asset value per interest at end of period	$128.69	$118.30	$128.69	$118.30

Total Return (3)
Total return before incentive fees	(0.45)%	4.11%	5.16%	0.07%
Incentive fees	0.00%	(0.23)%	(1.12)%	0.11%

Total return after incentive fees	(0.45)%	3.88%	4.04%	0.18%

Supplemental Data

Ratios to average net asset value:
Net investment (loss) before incentive fees (2), (4)	(5.12)%	(7.30)%	(6.07)%	(7.05)%
Incentive fees (3)	0.00%	(0.23)%	(1.12)%	0.11%

Net investment (loss) after incentive fees	(5.12)%	(7.53)%	(7.19)%	(6.94)%

Interest income (4)	2.78%	1.02%	2.48%	0.96%

Other expenses (3)	7.90%	8.33%	8.55%	8.00%
Incentive fees (4)	0.00%	0.23%	1.12%	(0.11)%

Total expenses	7.90%	8.56%	9.67%	7.89%

Total returns are calculated based on the change in value of an interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized gain and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.

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

Limited interests in Series D may be redeemed on a weekly basis. Redemptions of limited interests for Second Quarter 2005, Year-To-Date 2005, and for the period from March 13, 2000 (commencement of operations) to June 24, 2005 were $503,441, $881,779 and $10,992,900, respectively. Redemptions of general interests for Second Quarter 2005 and Year-To-Date 2005, and for the period from March 13, 2000 (commencement of operations) to June 24, 2005 were $0, $0 and $97,348, respectively. Limited interests and general interests are sometimes collectively referred to as “Interests”. Additionally, Interests owned in any series of World Monitor Trusts II (Series D, E or F) were exchangeable, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as interests in those series were being offered to the public. World Monitor Trust—Series E and Series F are no longer offered to the public. As such, Series D may no longer be exchanged for the other series. In addition, since July 2003, the offering of interests in Series D has been suspended. Accordingly, at this time, Interests may not be exchanged. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 24, 2005, 100% of Series D’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. The broker credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with them during each month at the 13-week Treasury bill discount rate.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 24, 2005, Series D had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series D. While Series D’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on Series D’s financial position.

Series D’s contractual obligations are with the Managing Owner, Trading Advisor and its commodity broker. Payments made under Series D’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of Series D’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisor and fees paid to the Managing Owner are calculated as a fixed percentage of Series D’s net asset values (“NAV’s”). As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAV’s are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 and 3 of the Registrant’s 2004 Annual Report.

Results of Operations

The net asset value per interest as of June 24, 2005 was $128.69, an increase of 4.04% from the December 31, 2004 net asset value per interest of $123.69 and a decrease of 0.45% from the March 25, 2005 net asset value per interest of $129.27. Past performance is not necessarily indicative of future results.

Series D’s gross trading gains were $153,000 and $1,616,000 during Second Quarter 2005 and Year-To-Date 2005, compared to $1,183,000 and $683,000 during Second Quarter 2004 and Year-To-Date 2004, respectively. Due to the nature of Series D’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D’s Second Quarter 2005 trading results is presented below.

Quarterly Market Review:

The US economy continued to outperform both Europe and Asia in the second quarter of 2005, although growth showed some evidence of a modest slowdown. The Federal Reserve continued its policy of measured 25 point rate increases and the statement from the June 30th Federal Open Market Committee meeting indicated that it will maintain this policy in the third quarter of 2005, and possibly beyond. The Federal Reserve has now raised interest rates at nine consecutive meetings, to the current 3.25%. This has helped strengthen both the US dollar and US treasuries, as the US has a distinct rate advantage over Europe and Japan.

Gains in the US economy were not shared by Europe and Japan, with Europe in particular showing economic malaise. Germany and France showed low growth and weak employment, and Italy is essentially in a recession. Even the UK, which had previously outperformed the rest of Europe, began to show weakness. The result has been a slide in the British pound and growing speculation that the Bank of England may cut interest rates as soon as early July.

The economic outlook in Japan is somewhat better than in Europe. The Bank of Japan’s recently released quarterly Tankan Survey of Corporate Sentiment showed widespread improvement in June, with both large and small manufacturers as well as non-manufacturers more optimistic about business conditions. This came in spite of high oil prices and a sharp decline in export growth.

Currencies: Following a weak performance in April, the euro experienced a further decline for much of May and hit a 10-month low in June before firming a bit at the end of the month. A major factor was the pattern of global interest rates, which put the euro at a distinct disadvantage. The British pound hit an 8-month low on June 30th. Part of the euro’s recovery toward the end of June was related to the belief that the European Central Bank will wait until later in the year to move rates, given its long history of being slow to act. Additionally, surging crude oil prices raised inflation concerns. The euro continued to suffer from the rejection of the European Union constitution by French and Dutch voters. During the quarter, the Swiss franc also hit a 10-month low prior to a modest recovery. Despite recent strength against many currencies, the US dollar continues to suffer weakness within the long-term trend. The latest data on the US Current Account Deficit was released on June 17th showing a 3.6% increase to a record $195.1 billion in the first quarter of 2005. The deficit amounted to a record 6.4% of the US Gross Domestic Product and was larger than predicted. The Japanese yen fell to a 10-month low against the US dollar amid concerns surrounding high oil prices. Moreover, a declining trade surplus and a growing dependence on the domestic economy served to pressure the yen with Japan’s Gross Domestic Product running at about 1.5%. While Japan’s economy is not in nearly as bad shape as Europe’s, it continues to suffer and the Bank of Japan continues in an accommodative stance. Among other currencies, the Australian dollar entered June with a year-to-date loss of about 2.5% versus the US dollar but rising metals and energy prices helped the currency recover most of that and it is now essentially flat for the year. The Canadian dollar also had a positive June, gaining about 2.5% and lowering its year-to-date loss versus the US dollar to approximately 2.0%. The South African rand, which declined approximately 9% in May versus the US dollar, continued to decline in June.

Energies: Crude oil prices continued to rise in June, and for most of the second quarter. The driving factors to the price increase included a growing concern that refinery facilities will be unable to produce gasoline and heating oil to satisfy the seemingly inelastic demand for these products. Consumer demand for these products persists at a rapid pace with record demand seen as the July 4th holiday approached. Additionally, geopolitical factors played a part in the rally, including a brief Nigerian strike and growing tensions between the Nigerian government and local oil workers. The Iranian elections also helped to increase prices in the market, as Tehran’s Mayor, Mahmoud Ahmadinejad, considered an extreme conservative, was elected President of Iran. Natural gas was not nearly as buoyant during the quarter although prices rallied in June. The weather was supportive, with extreme heat noted in key consuming regions for much of June. However, the US Department of Energy’s inventory reports noted that inventories were sufficient.

Grains: For the agronomic commodity sector, with the exception of cotton, prices in the second quarter exhibited a rally. Major contributors of this rally included a “late” spring with cool, to cold, springtime temperatures in the Northern hemisphere, relative lack of post planting precipitation in the same areas, the monsoon rains arriving two to three weeks later than average in India and unabated growth in raw material demand by the largest consuming country in the world, China. In the US, a noticeable shift was seen out of soybean acreage, and into other competing crops, notably because of the discovery of Asian Soybean Rust (ASR) in the Gulf Coast States. This is the first time ASR has ever been seen in the US, which resulted in farmers becoming concerned about yield reduction, additional cultural control costs, and a general fear of crop deterioration.

Indices: The second quarter was truly mixed for US equities, with April a down month, May a positive one, and June showing little change. For the quarter, the Dow fell 1.7%, the S&P 500 rose 1.2% and the Nasdaq rose 1.3%. During the second quarter, the US equity markets were directionless. There was plenty of mergers and acquisition activity and earnings were respectable. However, there were concerns, including the well-documented problems at General Motors and Ford. Economic data was decent but not inspiring. Crude oil prices running near $60 per barrel put pressure on the markets and a stronger US dollar raised some profit concerns. In the June 30th statement following its ninth consecutive 25 point rate hike, the Federal Reserve indicated that it is not done raising rates, resulting in stocks ending the month with a weak final session, including a triple digit loss for the Dow. European equities had a positive month and a positive quarter despite lackluster economic data, the failure of the European Union to reach a budget agreement and the “no” votes on the European Union constitution. The UK, which had previously avoided much of Europe’s economic decline, showed evidence of weakness in the second quarter. Regardless, the FTSE gained 149 points in June to 5,113 and is up 6.2% year-to-date. The Nikkei, which declined 660 points in April and recovered 265 points in May, was weak early in June, but rebounded to end the month up 300 points. Japanese economic data was mixed, showing some improvement domestically, but displaying weakness on the export front.

Interest Rates: The US treasury market for most of the second quarter was characterized by lower yields and a flatter yield curve. After closing out May at 3.98% and falling to 3.82% in early June, the yield on the benchmark 10-year note briefly spiked to 4.15% but fell to 3.96% by the end of June. The spread between the 2-year and 10-year notes, which stood at 55 points in April and 40 points at the end of May, further narrowed to 34 points at the end of June, with increasing talk of a potential inverted yield curve. The flight to safety buying of Treasuries which occurred in April and May, persisted in June, albeit at a lessened pace. The Federal Reserve raised interest rates another 25 basis points on June 30th and the statement from the Federal Open Market Committee indicated that it will continue to raise rates at a measured pace. The European Central Bank and Bank of England did not change rates. However, at the end of June there was growing speculation that both may cut rates soon, led in part by a surprisingly aggressive 50 basis point reduction by Sweden’s Riksbank to 1.5%. The Bank of Canada and Reserve Bank of Australia left rates unchanged.

Metals: After falling nearly 5% in May, gold prices rose sharply in June to their highest levels since mid-March. As June ended, gold appeared headed for still higher levels. Uncertainty surrounding global equity markets and relatively low global interest rates helped the rally in gold. Silver did not keep pace with gold’s rally, although it remained higher for the year. Among the base metals, copper gained approximately 8% during June and was up 12% year-to-date, although prices eased from 16-year highs of over $1.60 per pound in the final half of June. Strong demand from China continued to drive prices higher, as it did in the first quarter of 2005. Aluminum declined approximately 4.5% in June and is down approximately 9.8% year-to-date. Nickel, which rose approximately 7% in May, experienced particular weakness as prices tumbled approximately 12.5% in June due to a heavy sell-off toward the end of June, leaving prices down approximately 1.5% year-to-date.

Softs: Coffee prices tumbled throughout the second quarter of 2005 on news that the Brazilian harvest is doing well. In June, coffee was the weakest of the 19 components of the Dow Jones AIG Index. Solid physical demand for sugar globally, but in particular from China where May imports were reported at 170,875 tonnes, well ahead of last year’s 157,683 tonnes, helped sugar surge in May and June. White sugar demand remains brisk and the European Union has withdrawn as a seller for the time being. After declining steadily for most of the second quarter of 2005, cocoa prices became volatile in June on reports of building tensions in the Ivory Coast ahead of the scheduled start of disarmament on June 27. With the market on edge, prices surged temporarily. Subsequently, the disarmament was delayed. Violence in the region continues, but tensions eased somewhat towards the end of June as the United Nations increased its commitment to the Peace Keeping Force.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Fund traded:

Sector P/L

Currencies (-): The major currencies experienced a significant sell off versus the US dollar over the last two months of the second quarter. Losses were generated from long positions in the Japanese yen, British pound and Australian dollar.

Energies (-): The sector was choppy this quarter with prices rebounding after a mid-quarter sell-off to finish at levels close to where they began the quarter. Long positions in natural gas produced losses.

Grains (Flat): Most components of the sector ended the quarter where they began, albeit with multiple changes of direction within the 3-month period. The net result for the quarter was flat, with marginal gains in soybeans offset by marginal losses in corn.

Indices (+): Global markets, excluding Japan, overcame losses during the first half of the second quarter to finish with modest gains for the quarter. Gains were generated from long positions in the DAX, the CAC, and the Australian All Ordinaries indices.

Interest Rates (-): The prices of US, European and Japanese bonds all strengthened during the second quarter. Gains from long positions in German and Japanese bonds were not enough to overcome losses from short positions in the US Treasury Note, British Gilt and Australian Bond.

Metals (-): Most of the industrial and precious metals were trendless for the quarter, making them difficult to trade. Losses were generated from long positions in aluminum.

Softs (+): The sector experienced a gain on the quarter, resulting from long positions in sugar.

Series D’s average net asset level decreased during the Second Quarter of 2005 and Year-To-Date 2005 in comparison to the Second Quarter of 2004 and Year-To-Date 2004 due to redemptions which were partly offset by positive trading performance.

Interest income is earned on the average daily equity maintained in cash at Series D’s broker at the 13-week Treasury bill discount rate, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income increased $86,000 and $138,000 during Second Quarter 2005 and Year-To-Date 2005 as compared to Second Quarter 2004 and Year-To-Date 2004 primarily due to higher interest rates during 2005 as compared to 2004.

Commissions are calculated on Series D’s net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $14,000 and $5,000 during Second Quarter 2005 and Year-To-Date 2005, as compared to Second Quarter 2004 and Year-To-Date 2004, primarily due to increased trading.

All trading decisions for Series D are made by Bridgewater Associates, Inc. (the “Trading Advisor”). Management fees are calculated on Series D’s net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees decreased $1,000 and $7,000 during Second Quarter 2005 and Year-To-Date 2005, as compared to Second Quarter 2004 and Year-To-Date 2004, due to the decrease in average net asset levels.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter, as defined in the advisory agreement among Series D, the Managing Owner and the Trading Advisor. An incentive fee of $0 and $226,000 was earned in the Second Quarter 2005 and Year-To-Date 2005, respectively. An incentive fee in the amount of $46,000 and $(23,000) was earned in the Second Quarter 2004 and Year-To-Date 2004. The negative incentive fee for Year-To-Date 2004 is due primarily to the reversal of a December 31, 2003 accrual for the incentive fee measurement period beginning December 27, 2003 (the start of the new quarter for incentive fee purposes).

General and administrative expenses were $0, $59,000, $41,000 and $75,000 for Second Quarter 2005, Year-To-Date 2005, Second Quarter 2004 and Year-To-Date 2004, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Series D. To the extent that general and administrative expenses exceed 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Such limits were not exceeded for the Second Quarter 2005, Year-To-Date 2005, Second Quarter 2004 and Year-To-Date 2004.

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

WORLD MONITOR TRUST II – SERIES D

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: August 8, 2005
Kenneth A. Shewer
Chairman and Director

	By:	/s/ Maureen D. Howley	Date: August 8, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer