Form 10-Q
period 2006-03-31
WORLD MONITOR TRUST II SERIES D
filed 2006-05-15
CIK 1090697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES D

FINANCIAL STATEMENTS

March 31, 2006

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$16,473,969	$17,392,437
Net unrealized gain (loss) on open futures contracts	371,211	(324,964)
Interest receivable	61,880	52,484
Accounts receivable	21,209	21,209

Total assets	$16,928,269	$17,141,166

LIABILITIES
Accrued expenses	$5,422	$58,975
Commissions and other transaction fees payable	138,868	108,085
Management fees payable	20,142	21,448
Redemptions payable	16,234	145,612

Total liabilities	180,666	334,120

TRUST CAPITAL
Limited interests (131,820.870 and 139,978.200 interests outstanding) at March 31, 2006 and December 31, 2005	16,576,333	16,631,085
Managing Owner interests (1,362.003 and 1,481.000 interests outstanding) at March 31, 2006 and December 31, 2005	171,270	175,961

Total trust capital	16,747,603	16,807,046

Total liabilities and trust capital	$16,928,269	$17,141,166

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006		December 31, 2005
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.94%	$157,443	1.33%	$223,600
Currencies	(1.52)%	(254,986)	(2.54)%	(426,481)
Interest rates	(0.29)%	(48,094)	0.13%	21,537
Stock indices	0.02%	3,667	0.10%	17,229

Net unrealized (loss) on futures contracts purchased	(0.85)%	(141,970)	(0.98)%	(164,115)

Futures contracts sold:
Commodities	(0.42)%	(70,188)	(0.14)%	(23,175)
Currencies	(0.13)%	(21,079)	1.43%	239,714
Interest rates	4.32%	724,190	(1.95)%	(327,293)
Stock indices	(0.71)%	(119,742)	(0.30)%	(50,095)

Net unrealized gain (loss) on futures contracts sold	3.06%	513,181	(0.96)%	(160,849)

Net unrealized gain (loss) on futures contracts	2.21%	$371,211	(1.94)%	$(324,964)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF OPERATIONS

For the Period January 1, 2006 to March 31, 2006 and

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

	For the Period January 1, 2006 to March 31, 2006	For the Period January 1, 2005 to March 25, 2005
REVENUES
Realized	$431,784	$1,203,748
Change in unrealized	696,175	259,317
Interest income	180,619	101,768

Total revenues	1,308,578	1,564,833

EXPENSES
Brokerage commissions and other transaction fees	268,315	317,401
General and administrative	20,515	58,512
Management fees	52,599	59,375
Incentive fees	0	226,162

Total expenses	341,429	661,450

NET INCOME	$967,149	$903,383

NET INCOME PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income per weighted average limited and Managing Owner interest	$7.05	$5.60

Weighted average number of limited and Managing Owner interests outstanding	137,151	161,225

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2006 to March 31, 2006 and

For the Period January 1, 2005 to March 25, 2005

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2005 to March 31, 2006
Trust capital at December 31, 2005	141,459.200	$16,631,085	$175,961	$16,807,046
Net income for the period January 1, 2006 to March 31, 2006	0	956,876	10,273	967,149
Redemptions	(8,276.327)	(1,011,628)	(14,964)	(1,026,592)

Trust capital at March 31, 2006	133,182.873	$16,576,333	$171,270	$16,747,603

For the period December 31, 2004 to March 25, 2005
Trust capital at December 31, 2004	162,531.556	$19,899,955	$203,969	$20,103,924
Net income for the period January 1, 2005 to March 25, 2005		894,183	9,200	903,383
Redemptions	(2,952.717)	(378,338)	0	(378,338)

Trust capital at March 25, 2005	159,578.839	$20,415,800	$213,169	$20,628,969

Net Asset Value per Limited and Managing Owner Interest
March 31, 2006	December 31, 2005	March 25, 2005	December 31, 2004
$125.75	$118.81	$129.27	$123.69

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2006, and the statements of operations and changes in trust capital for the periods January 1, 2006 to March 31, 2006 and January 1, 2005 to March 25, 2005, are unaudited. In the opinion of the Preferred Investment Solutions Corp. the (“Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series D (“Series D”) as of March 31, 2006 and the results of its operations for the periods January 1, 2006 to March 31, 2006 (“First Quarter 2006”), and January 1, 2005 to March 25, 2005 (“First Quarter 2005”). The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series D’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

Note 2.	RELATED PARTIES

To the extent that general and administrative expenses exceeded 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the First Quarter 2006 and First Quarter 2005.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

	First Quarter 2006	First Quarter 2005
Commissions	$252,786	$285,398
General and administrative	5,620	0

	258,406	285,398
General and administrative expenses borne by the Managing Owner and its affiliates	0	0

	$258,406	$285,398

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of March 31, 2006 and December 31, 2005 were $102,427 and $103,091, respectively.

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

Credit Risk (Continued)

Series D’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not permitted to commingle such assets with its other assets. At March 31, 2006 and December 31, 2005, such segregated assets totaled $15,377,261 and $15,990,530, respectively. Part 30.7 of the CFTC regulations also requires Series D’s futures commission merchant to secure assets of Series D related to foreign futures trading which totaled $1,407,292 and $1,072,204 at March 31, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2006, all of Series D’s open futures contracts mature within twelve months.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the period January 1, 2006 to March 31, 2006 and for the period January 1, 2005 to March 25, 2005. This information has been derived from information presented in the financial statements.

	First Quarter 2006	First Quarter 2005
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$118.81	$123.69

Net realized and change in net unrealized gain on commodity transactions (1)	8.11	9.05
Interest income (1)	1.32	0.63
Expenses (1)	(2.49)	(4.10)

Net increase for the period	6.94	5.58

Net asset value per interest at end of period	$125.75	$129.27

Total Return (3)
Total return before incentive fees	5.85%	5.62%
Incentive fees	0.00%	(1.11)%

Total return after incentive fees	5.85%	4.51%

Supplemental Data
Ratios to average net asset value:
Net investment (loss) before incentive fees (2), (4)	(3.79)%	(7.08)%
Incentive fees (3)	0.00%	(1.11)%

Net investment (loss) after incentive fees	(3.79)%	(8.19)%

Interest income (4)	4.25%	2.16%

Incentive fees (3)	0.00%	1.11%
Other expenses (4)	8.04%	9.24%

Total expenses	8.04%	10.35%

Total returns are calculated based on the change in value of an interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized gain and change in net unrealized gain on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.

WORLD MONITOR TRUST II – SERIES D

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes forward-looking statements that reflect Preferred Investment Solutions Corp’s. (“Managing Owner”) current expectations about the future results, performance, prospects and opportunities of World Monitor Trust II – Series D (“Series D” or “Trust”). The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. Series D application of these policies involves judgments and actual results may differ from the estimates used.

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

Limited interests in Series D may be redeemed on a weekly basis. Redemptions of limited interests for First Quarter 2006 and for the period from March 13, 2000 (commencement of operations) to March 31, 2006 were $1,011,628 and $7,325,124, respectively. Redemptions of general interests for First Quarter 2006 and the period from March 13, 2000 (commencement of operations) to March 31, 2006 were $14,964 and $70,208, respectively. Limited interests and general interests are sometimes collectively referred to as “Interests”. Additionally, Interests owned in any series of World Monitor Trusts II (Series D, E or F) were exchangeable, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as interests in those series were being offered to the public. World Monitor Trust – Series E and Series F are no longer offered to the public. As such, Series D may no longer be exchanged for the other series. In addition, since July 2003, the offering of interests in Series D has been suspended. Accordingly, at this time, Interests may not be exchanged. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 31, 2006, 100% of Series D’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. The broker credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with them during each month.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2006, Series D had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series D. While Series D’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on Series D’s financial position.

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

Results of Operations

The net asset value per interest as of March 31, 2006 was $125.75, an increase of 5.85% from the December 31, 2005 net asset value per interest of $118.81. Past performance is not necessarily indicative of future results.

Series D’s gross trading gains were approximately $1,128,000 and $1,463,000 during First Quarter 2006 and First Quarter 2005, respectively. Due to the nature of Series D’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series D’s First Quarter 2006 trading results is presented below.

Quarterly Market Overview

Markets in both the U.S. and Europe seemed to overlook numerous geopolitical issues in the first quarter of 2006.

In the U.S., a major event for the first quarter was the transition in Federal Reserve (“Fed”) leadership from Alan Greenspan to Ben Bernanke. For months prior to the transition there was concern that the change could result in considerable volatility in fixed income and equity markets. The transition, however, appears seamless.

For much of the first quarter, the answer to the question of when the Fed might be approaching the end of the rate hike cycle changed depending on the latest economic data. By quarter’s end it became apparent that the Fed was not finished, and that there were likely two, and possibly three, additional 25 basis point moves to come. Yields reflected this as the benchmark 10-year Note moved from 4.395% at the end of 2005 to 4.853% at the end of March 2006. The 2-year Note stood at 4.845% at the end of the quarter, versus 4.535% at the end of 2005. The reintroduction of the 30-year bond in February proved to be a success, with strong foreign bidding. In regard to the yield curve, Chairman Bernanke stated on numerous occasions that the inverted curve was “not a harbinger of deteriorating economic fundamentals, but rather related to strong foreign demand.” The yield curve inversion between the 2 and 10-year Notes was as much as 16 basis points in early March, but as the second quarter began, the curve was out of inversion.

The first quarter economic data was positive with limited inflation. Fourth quarter Gross Domestic Product (“GDP”) was revised up to 1.7%. The Conference Board’s March Consumer Confidence reading of 107.2 showed a strong consumer sector, despite higher gas prices. The first quarter saw solid growth in durable goods and factory orders, and manufacturing confidence indicators were upbeat. Housing concerns persisted, and there is evidence of some slowing as mortgage rates increase, but a housing bubble seems to have been averted.

Equity markets finished the first quarter on a strong note, after a mixed pattern in January and February. The S&P 500 had its best first quarter in 7 years with a 3.7% gain, and the Dow Jones Industrial Average also rose 3.7%. NASDAQ led the first quarter rally with a 6.1% gain. The U.S. dollar was volatile in the first quarter. The Japanese yen finished March at 117.68 versus the U.S. dollar, little changed from the end of December, while the Euro was at 1.2116 versus the U.S. dollar, down 2.4% for the quarter.

The Eurozone showed evidence of economic improvement in the first quarter. Data was mostly positive, with a few exceptions such as German Unemployment at 11.4%. On the other hand, German business confidence, as measured by the widely followed IFO Indicator, rose to a 15-year high of 105.4 in March. Data emanating from France and other Euro nations was mostly positive. The European Central Bank (“ECB”) raised rates twice in the last four months, and at least two additional moves are anticipated. Eurozone CPI has been advancing at around 2.3%, above the 2.0% ECB target, which adds to the probability of a rate hike.

In addition to steady economic growth, European equity markets soared in the first quarter as international fund managers were active buyers. In the first quarter, the DAX rose 10.4%, the CAC rose 10.7% and the Stoxx 600, a broad measure of various European equity exchanges, was up 7.9%. Oil in excess of $60 per barrel appears to have caused less impact on global growth than anticipated. Europe had been thought to be more vulnerable than the U.S. but that has not been the case as energy’s percentage of GDP has declined materially in recent years.

The Bank of England held rates steady, as the U.K. lagged the other European Union countries. The British pound finished the quarter slightly higher versus the U.S. dollar and the FTSE was up 6.2%.

The major economic development in Japan was the end of that nation’s long-standing deflationary period. In late March, the Bank of Japan (“BOJ”) took the first steps toward ending their “ultra-easy” monetary policy. The BOJ did not, however, alter its zero interest rate policy. The Japanese banking system continues to recover, and the Nikkei increased 5.9% in the first quarter.

Elsewhere in Asia, China remains strong with GDP growth in excess of 9%. The Chinese currency revaluation is progressing slowly. Korea maintained a strong growth trend for the period, but the Bank of Korea held rates unchanged at its most recent meeting. India continues to emerge as an economic power.

The natural resource oriented economies of Canada, Australia and New Zealand continue to perform well from an economic standpoint, but their currencies did not reflect this. The Bank of Canada continued to raise rates, helping the Canadian dollar to reach a 14-year high of 87.9 U.S. cents in February but then began to weaken to around 86.5 cents. The Australian and New Zealand Dollars were hurt by tighter global liquidity as an international monetary tightening trend emerged. New Zealand’s currency moved to a 22 month low around 60.5 U.S. cents while the Australian dollar dipped to an 18 month low of 70.73 cents.

Currencies: Currency sector trading was difficult in the first quarter due to considerable market volatility. At quarter end, the U.S. dollar had gained approximately 2.3% versus the Euro, despite two rate hikes in four months from the ECB and the rising U.S. deficits. The federal deficit hit a record $119 billion in February, while the fourth quarter current account deficit widened by 21.3% to a record $224.9 trillion. The Japanese yen ended March at 117.68 versus the U.S. dollar, virtually unchanged from December’s 117.80 but well ahead of February’s 115.74, as the BOJ implemented initial steps toward moving away from their long-standing “ultra-easy” monetary stance. The Japanese fiscal year ended on March 31 and the yen benefited from some late quarter repatriation. The Chinese yuan strengthened to 8.017 versus the U.S. dollar compared to 8.0369 at the end of February, and the lowest since China dropped its long-standing peg to the U.S. dollar last summer. Mounting political pressure and tariff threats have been keeping Chinese officials on the defensive but progress remains slow. The yen was a beneficiary of the yuan’s movement.

Energies: There was a lot of activity in the petroleum sector from both a geopolitical and supply/demand perspective. Concerns surrounding Iran’s nuclear enrichment program, seemingly endless violence and civil war like conditions in Iraq, the uncertainty surrounding Hamas in the Palestinian territory and the ongoing Nigerian civil unrest created an atmosphere of uncertainty. These geopolitical concerns were supportive of prices for crude oil, unleaded gasoline and heating oil in the first quarter.

Unleaded gasoline also got a boost due to the fact that repairs at Hovensa Oil’s St. Croix refinery, the second largest refinery in the Western Hemisphere, are taking longer than anticipated. With several other refineries non-operational due to necessary periodic maintenance, critical times could lie ahead for unleaded gasoline where current supplies are ample but not overly above normal. Unfortunately, prices at the pump have been rising and will continue to increase as refiners strain to meet new mandated EPA requirements. However, the consumer continues to show little price resistance as consumption ran about 2% ahead of last year during March.

Natural gas suffered the biggest loss in the first quarter in the sector. Given that natural gas is almost exclusively a U.S. domestic market, it failed to benefit from the above geopolitical concerns and focused mostly on supply/demand considerations, which are negative.

Grains: The sector was mixed for the quarter. Corn and wheat both started the year on a weak note after end-of-year-rallies. The price retreats abated towards the end of January, when prices reversed, and proceeded to rally through the month of February and into March, when improved weather conditions across the growing regions resulted in increased producer selling pressure on prices. Conversely, soybean prices found little in the way of price support during the first quarter of 2006, including an absence of Chinese interest in buying U.S. Soybeans.

Indices: After trading in a variable pattern with modest gains for much of January and February, U.S. equity markets turned in a solid March to finish the first quarter on a positive note. Both the S&P 500 and the Dow Jones Industrial Average advanced 3.7%, and the NASDAQ rallied 6.1%. Stronger than expected earnings and the brisk pace of merger and acquisition (“M&A”) activity were two of the underlying factors supporting the equity market strength.

Major European and Asian equity markets were even stronger. Germany’s DAX finished the first quarter up 10.4% and France’s CAC finished the first quarter up 10.7% on generally positive data and improving business confidence combined with a strong run of M&A activity. Meanwhile, despite mostly lackluster economic activity, London’s FTSE rose 6.2%. Asian markets featured a surge in the Nikkei in March, closing at 17,059, the highest monthly close since August 2000. Japan has persisted as a favorite of international fund managers for many months and other Asian markets are also experiencing strong interest.

Interest Rates: The first quarter saw the end of the tenure of Fed Chairman Alan Greenspan. In his first days after assuming his role of Chairman, Mr. Bernanke made it clear that he would, at least initially, extend the philosophy of his predecessor. He also made it clear that he is not soft on inflation as the first FOMC meeting under his leadership issued a statement that leaned modestly to the tightening side. Prior to the meeting, there was a growing perception the Fed was about finished in the rate hike cycle, but after the statement it became apparent that the Fed would probably raise rates two or three more times. Early in March, the inversion of the yield curve, which was initiated at the end of January, was further extended, and at one point, the 2-year yield was as much as 16 points over the 10-year. By the end of March, the curve inversion disappeared.

In Europe, the ECB raised rates twice and subsequent statements from ECB President Jean-Claude Trichet have strongly hinted at a further tightening of monetary policy. Eurozone economic data was improved and high oil prices were doing little to thwart growth or confidence from the consumer or business. Most major European equity markets reached record levels. The U.K. lagged on the economic front, and no rate changes are anticipated in the near future.

In Japan, the BOJ initiated the process of gradually moving away from the nation’s long-standing “ultra easy” monetary policy. However, the BOJ did not alter the zero interest rate policy. Japan is exiting a long period of deflation and recent economic data have been encouraging.

The Bank of Canada extended its rate hike cycle with another 25 point increase and further increases are a near certainty. Korea and Australia may also move to tighten monetary policy.

Metals: Base and precious metals had a strong first quarter. After rising over 60% in 2005, copper rose another 27% in the first quarter of 2006. In addition to the strong demand patterns from China, Japan and India, there were significant problems on the supply side in the first quarter. These included an ongoing strike at Groupo Mexico and serious production constraints in Indonesia, Zambia and Chile. Zinc also had an exceptionally strong quarter, rising 39%. The rest of the base metals benefited from the overall strength in copper and zinc. Aluminum was up 10% and nickel was up 12.5% for the quarter.

Meanwhile, gold rose 13% for the quarter and traded at a 25-year high. Geopolitical concerns surrounding Iran, Iraq and the newly elected Palestinian government combined with higher oil prices to stabilize gold. Silver followed gold higher and also benefited from the anticipated launch of the silver ETF.

Softs: After rising 62% last year, sugar rallied 21% in the first quarter of 2006. The market is experiencing a supply/demand deficit, including a recent surge in Chinese orders. The demand for ethanol continues to increase, and with crude oil prices showing little inclination to retreat, demand could accelerate. Brazil continues to divert a large percentage of its output toward ethanol.

The reinstatement of the Japanese ban on U.S. beef imports hit the live cattle market and prices fell almost 15% for the quarter. Live hogs did not fare much better, falling almost 10% for the quarter. Asian demand was decent but supply was more than ample.

Quarterly Performance of Series D

The following is a summary of performance for the major sectors in which the Series D traded:

Sector P/L

Currencies: (-) The currency sector was down for the first quarter of 2006, as short positions in the Euro, and long positions in the Japanese yen and Mexican peso were unprofitable.

Energies: (-) Losses on long natural gas positions yielded negative performance for the first quarter of 2006.

Grains: (+) The sector was positive for the first quarter of 2006 on long positions in corn.

Indices: (-) The indices sector experienced losses on short positions in the Tokyo Stock Index, the DAX and the IBEX 35.

Interest Rates: (+) Strong first quarter performance on short positions in the U.S. Treasury Note, the German Bund and the British Gilt led to profits.

Metals: (+) Long gold and aluminum positions were the portfolio’s main profit generators for the first quarter of 2006.

Softs: (+) Long sugar positions were positive, contributing to the sector’s profits for the quarter.

Series D’s average net asset level decreased during the First Quarter of 2006 in comparison to the First Quarter of 2005 primarily due to effect of redemptions partly offset by positive trading performance.

Interest income is earned on the average daily equity maintained in cash at Series D’s broker and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased by approximately $79,000 during First Quarter 2006 as compared to First Quarter 2005 primarily due to higher interest rates during the First Quarter 2006 as compared to First Quarter 2005.

Commissions are calculated on Series D’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased by approximately $49,000 during First Quarter 2006 as compared to First Quarter 2005 primarily due to the decrease in average net asset levels, as discussed above.

All trading decisions for Series D are made by Bridgewater Associates, Inc. (the “Trading Advisor”). Management fees are calculated on Series D’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased by approximately $7,000 during First Quarter 2006 as compared to First Quarter 2005 due to the decrease in average net asset levels, as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter, as defined in the advisory agreement among Series D, the Managing Owner and the Trading Advisor. No incentive fee was earned in the First Quarter 2006. An incentive fee of approximately $226,000 was earned in the First Quarter 2005.

General and administrative expenses were approximately $21,000 and $59,000 for First Quarter 2006 and First Quarter 2005, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Series D. To the extent that general and administrative expenses exceed 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. In the First Quarter 2005 and the First Quarter of 2006, such limits were not exceeded.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or to which the Registrant or Managing Owner was a party during the period covered by this report.

Item 1.	A. Risk Factors – There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – None

Item 6.	Exhibits:

	3.1 and 4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES D

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: May 15, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: May 15, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

	By:	/s/ David K. Spohr	Date: May 15, 2006
David K. Spohr
Vice President and Director of Fund Administration