Form 10-Q
period 2006-06-30
WORLD MONITOR TRUST II SERIES D
filed 2006-08-14
CIK 1090697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES D

FINANCIAL STATEMENTS

June 30, 2006

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$17,820,330	$17,392,437
Net unrealized (loss) on open futures contracts	(424,994)	(324,964)
Interest receivable	64,069	52,484
Accounts receivable	21,209	21,209

Total assets	$17,480,614	$17,141,166

LIABILITIES
Accrued expenses	$55,532	$58,975
Commissions and other transaction fees payable	106,385	108,085
Management fees payable	21,076	21,448
Incentive fee payable	1,072	0
Redemptions payable	6,857	145,612

Total liabilities	190,922	334,120

Trust Capital
Limited interests (128,380.439 and 139,978.200 interests outstanding) at June 30, 2006 and December 31, 2005	17,114,257	16,631,085
Managing Owner interests (1,316.002 and 1,481.000 interests outstanding) at June 30, 2006 and December 31, 2005	175,435	175,961

Total trust capital	17,289,692	16,807,046

Total liabilities and trust capital	$17,480,614	$17,141,166

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006		December 31, 2005
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.72)%	$(124,725)	1.33%	$223,600
Currencies	(0.15)%	(26,234)	(2.54)%	(426,481)
Interest rates	(0.66)%	(113,293)	0.13%	21,537
Stock indices	0.06%	9,954	0.10%	17,229

Net unrealized (loss) on futures contracts purchased	(1.47)%	(254,298)	(0.98)%	(164,115)

Futures contracts sold:
Commodities	0.11%	19,400	(0.14)%	(23,175)
Currencies	(1.83)%	(316,064)	1.43%	239,714
Interest rates	1.27%	219,016	(1.95)%	(327,293)
Stock indices	(0.54)%	(93,048)	(0.30)%	(50,095)

Net unrealized (loss) on futures contracts sold	(0.99)%	(170,696)	(0.96)%	(160,849)

Net unrealized (loss) on futures contracts	(2.46)%	$(424,994)	(1.94)%	$(324,964)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF OPERATIONS

For the Periods April 1, 2006 to June 30, 2006 and March 26, 2005 to June 24, 2005 and

January 1, 2006 to June 30, 2006 and January 1, 2005 to June 24, 2005

(Unaudited)

	For the Period April 1, 2006 to June 30, 2006	For the Period March 26, 2005 to June 24, 2005	For the Period January 1, 2006 to June 30, 2006	For the Period January 1, 2005 to June 24, 2005
REVENUES
Realized	$1,972,908	$360,726	$2,404,691	$1,564,474
Change in unrealized	(796,205)	(207,781)	(100,030)	51,536
Interest income	197,288	137,978	377,907	239,746

Total revenues	1,373,991	290,923	2,682,568	1,855,756

Expenses
Brokerage commissions and other transaction fees	281,062	330,228	549,376	647,629
General and administrative	35,514	0	56,029	58,512
Management fees	55,224	61,867	107,823	121,242
Incentive fees	1,072	0	1,072	226,162

Total expenses	372,872	392,095	714,300	1,053,545

NET INCOME (LOSS)	$1,001,019	$(101,172)	$1,968,268	$802,211

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$7.66	$(0.64)	$14.69	$5.04

Weighted average number of limited and Managing Owner interests outstanding	130,745	157,168	133,976	159,115

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Periods January 1, 2006 to June 30, 2006 and

January 1, 2005 to June 24, 2005

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2005 to June 30, 2006

Trust capital at December 31, 2005	141,459.200	$16,631,085	$175,961	$16,807,046

Net income for the period January 1, 2006 to June 30, 2006		1,947,545	20,723	1,968,268

Redemptions	(11,762.759)	(1,464,373)	(21,249)	(1,485,622)

Trust capital at June 30, 2006	129,696.441	$17,114,257	$175,435	$17,289,692

For the period December 31, 2004 to June 24, 2005

Trust capital at December 31, 2004	162,531.556	$19,899,955	$203,969	$20,103,924

Net income for the period January 1, 2005 to June 24, 2005		793,965	8,246	802,211

Redemptions	(6,933.759)	(881,779)	0	(881,779)

Trust capital at June 24, 2005	155,597.797	$19,812,141	$212,215	$20,024,356

Net Asset Value per Limited and Managing Owner Interest
June 30, 2006	December 31, 2005	June 24, 2005	December 31, 2004
$133.31	$118.81	$128.69	$123.69

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2006, and the statements of operations for the periods April 1, 2006 to June 30, 2006 (“Second Quarter 2006”), March 26, 2005 to June 24, 2005 (“Second Quarter 2005”), January 1, 2006 to June 30, 2006 (“Year-To-Date 2006”), and January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”), and the statements of changes in trust capital for the periods January 1, 2006 to June 30, 2006 and January 1, 2005 to June 24, 2005, are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series D (“Series D”) as of June 30, 2006 and the results of its operations for the Second Quarter 2006, Second Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

To the extent that general and administrative expenses exceeded 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to expenses other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the Second Quarter 2006 and Second Quarter 2005.

The costs charged to Series D for commissions for the Second Quarter 2006, Second Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005 were $265,423, $297,304, $518,209 and $582,702, respectively.

Brokerage commissions payable to the Managing Owner and its affiliates (which are included in commissions and other transaction fees payable) as of June 30, 2006 and December 31, 2005 were $101,297 and $103,091, respectively.

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

Credit Risk (Continued)

The Managing Owner attempts to minimize both credit and market risks by requiring Series D and its Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Trading Advisory Agreement among Series D, the Managing Owner and the Trading Advisor, Series D shall automatically terminate the Trading Advisor if the net asset value allocated to the Trading Advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Third Amended and Restated Declaration of Trust and Trust Agreement of the Trust provides that Series D will liquidate its positions, and eventually dissolve, if Series D experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interest of Series D.

Series D’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not permitted to commingle such assets with its other assets. At June 30, 2006 and December 31, 2005, such segregated assets totaled $15,489,748 and $15,990,530, respectively. Part 30.7 of the CFTC regulations also requires Series D’s futures commission merchant to secure assets of Series D related to foreign futures trading which totaled $1,882,213 and $1,072,204 at June 30, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2006, all of Series D’s open futures contracts mature within 18 months.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Second Quarter 2006, Second Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$125.75	$129.27	$118.81	$123.69

Net realized gain and change in net unrealized gain on commodity transactions (1)	8.90	1.04	17.01	10.11
Interest income (1)	1.51	0.88	2.82	1.51
Expenses (1)	(2.85)	(2.50)	(5.33)	(6.62)

Net increase (decrease) for the period	7.56	(0.58)	14.50	5.00

Net asset value per interest at end of period	$133.31	$128.69	$133.31	$128.69

Total Return (3)
Total return before incentive fees	6.02%	(0.45)%	12.22%	5.16%
Incentive fees	(0.01)%	0.00%	(0.01)%	(1.12)%

Total return after incentive fees	6.01%	(0.45)%	12.21%	4.04%

Supplemental Data

Ratios to average net asset value:
Net investment (loss) before incentive fees (2), (4)	(3.69)%	(5.12)%	(3.74)%	(6.07)%
Incentive fees (3)	(0.01)%	0.00%	(0.01)%	(1.12)%

Net investment (loss) after incentive fees	(3.70)%	(5.12)%	(3.75)%	(7.19)%

Interest income (4)	4.18%	2.78%	4.21%	2.48%

Other expenses (3)	7.87%	7.90%	7.95%	8.55%
Incentive fees (3)	0.01%	0.00%	0.01%	1.12%

Total expenses	7.88%	7.90%	7.96%	9.67%

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

Limited interests in Series D may be redeemed on a weekly basis. Redemptions of limited interests for Second Quarter 2006, Year-To-Date 2006, and for the period from March 13, 2000 (commencement of operations) to June 30, 2006 were $452,744, $1,464,372 and $7,777,867, respectively. Redemptions of general interests for Second Quarter 2006, Year-To-Date 2006, and the period from March 13, 2000 (commencement of operations) to June 30, 2006 were $6,285, $21,249 and $76,493, respectively. Limited interests and general interests are sometimes collectively referred to as “Interests”. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) were exchangeable, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as interests in those series were being offered to the public. World Monitor Trust II – Series E and Series F are no longer offered to the public. As such, Series D may no longer be exchanged for the other series. In addition, since July 2003, the offering of interests in Series D has been suspended. Accordingly, at this time, Interests may not be exchanged. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2006, 100% of Series D’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. The broker credits Series D with interest income on 100% of its average daily equity maintained in cash in its accounts with them during each month.

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

Since Series D’s business is to trade futures contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series D’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series D’s speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series D’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series D and its Trading Advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 3 to the financial statements for a further discussion on credit and market risks associated with Series D’s futures contracts.

Series D does not have, nor does it expect to have any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2006, Series D had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series D. While Series D’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on Series D’s financial position.

Series D’s contractual obligations are with the Managing Owner, Trading Advisor and its commodity broker. Payments made under Series D’s Trading Advisor Agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of Series D’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisor and fees paid to the Managing Owner are calculated as a fixed percentage of Series D’s net asset values (“NAV’s”). As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAV’s are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 and 3 of the Registrant’s 2005 Annual Report.

Results of Operations

The net asset value per interest as of June 30, 2006 was $133.31, an increase of 12.21% from the December 31, 2005 net asset value per interest of $118.81 and an increase of 6.01% from the March 31, 2006 net asset value of $125.75. Past performance is not necessarily indicative of future results.

Series D’s gross trading gains were approximately $1,177,000 and $2,300,000 during Second Quarter 2006 and Year-To-Date 2006, compared to gains of approximately $153,000 and $1,616,000 during Second Quarter 2005 and Year-To-Date 2005, respectively. Due to the nature of Series D’s trading activities, a period to period comparison of its trading results is not meaningful. However, a discussion of Series D’s Second Quarter 2006 trading results is presented below.

Second Quarter 2006 Economic Overview

News from the Federal Reserve (“Fed”) and its new chairman, Ben Bernanke, dominated the markets in the second quarter of 2006. Chairman Bernanke appears fully committed to fighting inflation and has quickly eliminated speculation that he might take a softer stance than his predecessor. The Fed continued to raise rates throughout the quarter. The Fed minutes have repeatedly stated that the Federal Open Market Committee’s (“FOMC”) actions will be data dependent and to this point that means the rate hike cycle is likely to continue at least for one addition meeting. As global liquidity and geopolitical concerns arose during the second quarter, U.S. Treasury yields found safe haven support.

Inflation and housing were again the major factors within the U.S. economic landscape. As gasoline prices continued to rise, inflation data drew particular attention. The housing market was somewhat mixed and the outlook remains uncertain. Despite these factors, final first quarter Gross Domestic Product (“GDP”) was revised upwards to 5.3% from the original 4.6%. However, the impact of a weaker housing sector and high gasoline and energy prices may be starting to take a toll, as the preliminary GDP for the second quarter was lower than expected at 2.5%.

The Eurozone continued to experience economic improvement in the second quarter. However, like the U.S., the third quarter may present a somewhat less buoyant picture. The euro turned in a strong quarter benefiting from central bank currency diversification. Interest rates were a primary focus as the European Central Bank (“ECB”) hiked rates by 25 basis points to 2.75% at its June meeting with further increases anticipated later in the year. An ongoing pattern of improved economic data was noted, particularly from Germany. In the U.K., the Bank of England (“BOE”) made no rate changes; economic data was fairly decent but showed some strain as the third quarter began.

In Japan, speculation that the Bank of Japan (“BOJ”) would finally end its “zero interest rate” policy proved correct as they imposed a 0.25% rate during the first week of July. Japan was at the forefront of the short-lived liquidity crisis, which instigated a sell-off in global assets during the second quarter, and their equity market fell approximately 9%. Other Asian equity markets saw a similar fate with Korea, Hong Kong and Shanghai also experiencing weakness. Despite the temporary disruption, overall economic data from Japan, and the region in general, showed an improved tone. China’s growth continues to be strong, as second quarter GDP rose to a 10 year high of 11.2%. The Bank of China raised interest rates in April in an attempt to harness growth and its inflationary implications. Further rate hikes are expected.

The Canadian economy has been moving at a brisk pace all year and the Bank of Canada has steadily raised rates. However, the statement at the conclusion of its most recent meeting suggests that a pause may be on the horizon. The Canadian dollar strengthened in the second quarter of 2006 and Canada’s economic fortunes seem bright.

Currencies

Interest rates were the primary drivers of the currency sector in the second quarter of 2006. The U.S. dollar suffered against the euro as the ECB appears to be at the beginning of its rate hike cycle and the Fed appears to be close to the end. Additionally, a continued pattern of improving economic data in the Eurozone was noted throughout the quarter, particularly from Germany, the leading driver of the region’s growth. The euro also benefited from central bank currency diversification away from the U.S. dollar as the global reserve currency, as Russia, China, Sweden, and the United Arab Emirates were prominent in this trend, which is expected to continue. Despite this pressure, the U.S. dollar attracted flight to safety support in mid June when the Korean missile crisis emerged.

In Japan, the focus was also on interest rates, as market participants attempted to discern when the BOJ would end its long standing “zero interest rate” policy. The BOJ drained liquidity throughout the quarter in preparation for this eventuality. The Japanese economy continues to improve, as highlighted by one of the most watched economic indicators, the Tankan Report, which was released at the end of June and the second quarter saw the definitive conclusion of the nation’s deflationary era. The yen was pressured a bit in late June by the scandal surrounding BOJ Governor Fukui.

The Chinese yuan traded at 7.999 to the U.S. dollar in late June compared to 8.017 at the end of the first quarter and has gained slightly over 1% since its 2.1% revaluation in July 2005. Recent comments from Bank of China officials have hinted at a potentially faster pace, but the markets have lent little credence to this statement.

Energies

The energy sector was volatile in the second quarter of 2006. Crude ended the quarter around $74 per barrel, up approximately 8.5% from the end of the previous quarter. Geopolitical uncertainty regarding Iran, North Korea and Nigeria were supportive of crude. Additional support is coming from increased demand from China and India. The price at the pump for unleaded gasoline remains high, but demand continued to display a relatively inelastic pattern. The only component of the sector that fell was natural gas. With plenty of supply, moderate temperatures and a slow start to the hurricane season, prices of natural gas continued their downward slide.

Grains

The sector was mixed for the quarter. On the production side of the equation, weather played the single largest role in corn prices for the second quarter. On a week-by-week basis, as chances for seasonally beneficial precipitation ebbed and flowed, corn prices moved higher and lower respectively. The start of the period found the corn market firmly ensconced in an uptrend that began at the end of calendar year 2005, but prices fell off sharply in June after the release of a U.S. Department of Agriculture (“USDA”) Supply/Demand Report that raised questions about the demand for corn. The decline in corn prices, along with many other commodity markets, may have had its roots in a consumption-restricting announcement made by the Chinese government. The statement made was that internal growth needed to be slowed, in light of a too-rapidly expanding economy. The graphic profile of the wheat market is almost identical as that seen in corn. For most of the second quarter, soybean prices moved sideways. Due to China’s dependence on Brazilian soybean imports, the tightening credit situation in China will likely not have as great a bearing on U.S. soybean prices.

Indices

By and large, global equity indices were lower in the second quarter of 2006 versus the first quarter of 2006. For most of the quarter, U.S. stocks suffered from the uncertainty surrounding the interest rate environment and from fears that the U.S. economy was slowing, mainly due to higher energy prices and a softer housing sector. The S&P 500 ended the quarter down 1.9% and the NASDAQ ended the quarter down 7.2%. Going forward U.S. equities are likely to remain highly sensitive to any events that might alter the outlook for the Fed, particularly inflation related data.

European markets had been strong for most of the year prior to the sell-off in May. Foreign money flows into Europe slowed significantly in May and were still at a somewhat reduced level in June. The German DAX ended the quarter down 4.8%, the French CAC 40 was down 4.9% and the British FTSE was down 2.2%.

Asian markets were very volatile, particularly in May and June, as a liquidity crunch was experienced in Japan and in various other sectors around the region. Indications of higher interest rates in Japan, Korea and China in coming months provided a negative tone, but the flow of economic data took on a positive tone and bodes well for the rest of the year. Japan’s Nikkei was down 9.1% for the quarter and Korea’s Kospi was down 4.7%. Australia’s All Ordinaries closed out the quarter down approximately 1%, but the strength in resource issues aided this market and the outlook for Australia is positive.

Interest Rates

U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

Outside of the U.S., the ECB raised rates 25 basis points in June to 2.75%. Statements by ECB President Jean Claude Trichet regarding inflation were mixed throughout the quarter, but were leaning towards the tightening side as June ended and additional ECB rate hikes are expected later this summer. Trichet has emphasized that inflation will remain elevated and that there is a risk of a surge in consumer prices. European data, particularly from Germany remains buoyant. The 10-year German Bund was yielding 4.07% at the end of June while the 30-year stood at 4.31%.

In the first week of July, the BOJ officially ended its “zero interest rate” policy by imposing a 0.25% rate, finally putting an end to the speculation that was rampant throughout the second quarter. Other Asian banks, including the Bank of Korea, raised rates in June and there are growing indications that the Bank of China will embark on a tightening bias to temper the expected 10% plus GDP growth and its inflationary potential. The Bank of Canada raised rates another 25 basis points but the accompanying statement hinted at a pause. The Reserve Bank of Australia held rates at 5.75% but there is speculation of an increase.

Metals

Gold had been in an upside surge for the entire year until things finally came to an end, at least temporarily, in late May. Global liquidity tightness, particularly in the Far East, which impacted other commodities as well as the equity and fixed income markets, served as a clear negative for gold and essentially put an end to the rally. Geopolitical concerns surrounding Iran, Iraq and Korea have been supportive for gold and are likely to aid the bull case in coming weeks. In addition, reserve asset diversification is likely to persist. Russia, China and Sweden, along with the United Arab Emirates and other petro-nations were active in that regard during the second quarter. Petrodollars have been flowing into gold for much of the year, although that slowed somewhat in June. Silver followed a similar pattern to gold, retaining its dependent relationship with the yellow metal.

The entire base metal complex was very volatile during the second quarter. Copper ended the quarter up 37% from the previous quarter, as labor and production problems in Mexico, Chile and Zambia added to the bullish scenario. With China forecast to see 10% plus GDP growth in 2006, the demand side of the equation still looks strong, as it does for most of Asia as well as the U.S. and Europe. Mines still lack the ability to significantly ramp up production, giving copper a solid fundamental base. After surging nearly 17% in May, zinc lost 15% in June but it is still up more than 75% for the year. Fundamentally, zinc presents the strongest picture among all the base metals as it faces a significant production deficit. Nickel rallied strongly for the quarter as well. While its fundamentals have improved, as stainless steel demand increased, the recent highs are vastly ahead of reasonable value.

Softs

The sector was mixed for the second quarter, with several markets experiencing significant sell-offs in May. Sugar had been extremely firm in the first quarter through mid second quarter, before undergoing a correction in May. Following a weak performance in May, which saw sugar decline over 11%, prices rebounded in June. However, the outlook is uncertain, as the weather in Brazil’s sugar producing areas has been crop friendly after a period of dry conditions. Coffee prices also fell in May, losing 10%. Brazilian weather has been excellent, which weighed on sentiment throughout the second quarter. The harvest has been moving at a brisk pace and at 35% complete for the season, is ahead of schedule. The second quarter saw cocoa prices trend higher. The Ivory Coast was the focus after the disarmament process broke down yet again. Cattle scored gains in May and June as the USDA announced an agreement with Japan to restart U.S. beef exports to that nation. Hogs also put in a strong June, as Far Eastern demand remained brisk.

Quarterly Performance of Series D

The following is a summary of performance for the major sectors in which the Series D traded:

Currencies: (+) Long positions in the British pound, Canadian dollar and Japanese yen were the largest contributors to the gain experienced during the second quarter of 2006.

Energies: (-) Long positions in natural gas resulted in a loss for the second quarter of 2006.

Grains: (-) The sector was down slightly for the second quarter of 2006, as losses on long positions in corn offset gains from long positions in soybeans and wheat.

Indices: (+) Gains on short DAX, FTSE, S&P 500 and Tokyo Stock Index positions were the primary contributors to profits for the second quarter.

Interest Rates: (+) The interest rate sector was positive for the second quarter in 2006. Short positions in the German Bund, British Gilt and U.S. Treasury Notes led to the sector’s gains for the quarter.

Metals: (-) The sector generated net losses for the second quarter of 2006 on short copper positions.

Softs: (-) The sector was negative for the second quarter of 2006 primarily due to long positions in sugar.

Series D average net assets have declined for the three and sixth month periods ending June 30, 2006 compared to the three and sixth month periods ending June 30, 2005 due to the effect of redemptions during 2005 and Year-to-Date 2006, offset in part by positive trading performance between July 1, 2005 and June 30, 2006.

Interest income is earned on the average daily equity maintained in cash at Series D’s broker and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased by approximately $59,000 and $138,000 during Second Quarter 2006 and Year-To-Date 2006 as compared to Second Quarter 2005 and Year-To-Date 2005 primarily due to higher interest rates during the Second Quarter 2006 as compared to Second Quarter 2005.

Brokerage commissions are calculated on Series D’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Brokerage commissions and other transaction fees decreased by approximately $49,000 and $98,000 during Second Quarter 2006 and Year-To-Date 2006 as compared to Second Quarter 2005 and Year-To-Date 2005 primarily due to the decrease in average net asset levels, as discussed above.

All trading decisions for Series D are made by Bridgewater Associates, Inc. (the “Trading Advisor”). Management fees are calculated on Series D’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased by approximately $7,000 and $13,000 during Second Quarter 2006 and Year-To-Date 2006 respectively, as compared to Second Quarter 2005 and Year-To-Date 2005 due to the decrease in average net asset levels, as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter, as defined in the Trading Advisory Agreement among Series D, the Managing Owner and the Trading Advisor. An incentive fee of approximately $1,000 was earned in the Second Quarter 2006 compared to no incentive fee during Second Quarter 2005. Year-To-Date 2006, an incentive fee of approximately $1,000 was earned, compared to approximately $226,000 Year-To-Date 2005.

General and administrative expenses were approximately $36,000, $56,000, $0 and $59,000 for Second Quarter 2006, Year-To-Date 2006, Second Quarter 2005 and Year-To-Date 2005, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Series D. To the extent that general and administrative expenses exceed 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to expenses other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Such limits were not exceeded for the Second Quarter 2006, Year-To-Date 2006, Second Quarter 2005 and Year-To-Date 2005.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against Series D or the Managing Owner, or to which Series D or Managing Owner was a party during the period covered by this report.

Item 1.A.	Risk Factors – There have been no material changes from risk factors as previously disclosed in the Series D’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – None

Item 6.	Exhibits:

3.1 and 4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES D

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: August 14, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

By:	/s/ Maureen D. Howley	Date: August 14, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

By:	/s/ David K. Spohr	Date: August 14, 2006
David K. Spohr
Vice President and Director of Fund Administration