Form 10-Q
period 2006-09-29
WORLD MONITOR TRUST II SERIES D
filed 2006-11-14
CIK 1090697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 29, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES D

FINANCIAL STATEMENTS

September 29, 2006

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF FINANCIAL CONDITION

September 29, 2006 (Unaudited) and December 31, 2005

	September 29, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$14,132,623	$17,392,437
Net unrealized loss on open futures contracts	(420,197)	(324,964)
Interest receivable	56,768	52,484
Accounts receivable	0	21,209
Investment in WMT Campbell Pool L.L.C. (0.0034% and 0.00% of net asset value, respectively)	980	0

Total assets	$13,770,174	$17,141,166

LIABILITIES
Accrued expenses	$52,570	$58,975
Commissions and other transaction fees payable	85,572	108,085
Management fees payable	16,932	21,448
Redemptions payable	48,422	145,612

Total liabilities	203,496	334,120

TRUST CAPITAL
Limited interests (115,260.977 and 139,978.200 interests outstanding) at September 29, 2006 and December 31, 2005	13,427,465	16,631,085
Managing Owner interests (1,195.002 and 1,481.000 interests outstanding) at September 29, 2006 and December 31, 2005	139,213	175,961

Total trust capital	13,566,678	16,807,046

Total liabilities and trust capital	$13,770,174	$17,141,166

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

CONDENSED SCHEDULES OF INVESTMENTS

September 29, 2006 (Unaudited) and December 31, 2005

	September 29, 2006		December 31, 2005
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.56)%	$(75,532)	1.33%	$223,600
Currencies	(0.78)%	(105,554)	(2.54)%	(426,481)
Interest rates	1.28%	173,837	0.13%	21,537
Stock indices	0.07%	8,716	0.10%	17,229

Net unrealized gain (loss) on futures contracts purchased	0.01%	1,467	(0.98)%	(164,115)

Futures contracts sold:
Commodities	0.01%	1,175	(0.14)%	(23,175)
Currencies	0.17%	23,653	1.43%	239,714
Interest rates	(2.58)%	(350,283)	(1.95)%	(327,293)
Stock indices	(0.71)%	(96,209)	(0.30)%	(50,095)

Net unrealized (loss) on futures contracts sold	(3.11)%	(421,664)	(0.96)%	(160,849)

Net unrealized (loss) on futures contracts	(3.10)%	$(420,197)	(1.94)%	$(324,964)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF OPERATIONS

For the Periods July 1, 2006 to September 29, 2006 and June 25, 2005 to September 30, 2005 and

January 1, 2006 to September 29, 2006 and January 1, 2005 to September 30, 2005

(Unaudited)

	For the Period July 1, 2006 to September 29, 2006	For the Period June 25, 2005 to September 30, 2005	For the Period January 1, 2006 to September 29, 2006	For the Period January 1, 2005 to September 30, 2005
NET INCOME (LOSS) FROM TRUST OPERATIONS:
REVENUES
Realized	$(1,870,618)	$(496,034)	$534,073	$1,068,438
Change in unrealized	4,798	2,065	(95,233)	53,602
Interest income	185,584	153,502	563,491	393,248

Total revenues	(1,680,236)	(340,467)	1,002,331	1,515,288

EXPENSES
Brokerage commissions and other transaction fees	241,907	324,689	791,283	972,317
General and administrative	34,544	0	90,573	58,512
Management fees	47,149	62,862	154,973	184,105
Incentive fees	0	0	1,072	226,162

Total expenses	323,600	387,551	1,037,901	1,441,096

NET INCOME (LOSS) FROM TRUST OPERATIONS	(2,003,836)	(728,018)	(35,570)	74,192

NET LOSS ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	(22)	0	(22)	0
Change in unrealized	(1)	0	(1)	0
Interest income	5	0	5	0

Total revenues	(18)	0	(18)	0

EXPENSES
Brokerage commissions and other transaction fees	0	0	0	0
Management fee	2	0	2	0

Total expenses	2	0	2	0

NET LOSS ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	(20)	0	(20)	0

NET INCOME (LOSS)	$(2,003,856)	$(728,018)	$(35,590)	$74,192

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$(16.69)	$(4.79)	$(0.28)	$0.47

Weighted average number of limited and Managing Owner interests outstanding	120,070	152,107	129,216	156,599

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Periods January 1, 2006 to September 29, 2006 and

January 1, 2005 to September 30, 2005

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2005 to September 29, 2006

Trust capital at December 31, 2005	141,459.200	$16,631,085	$175,961	$16,807,046
Net loss for the period January 1, 2006 to September 29, 2006		(34,406)	(1,184)	(35,590)
Redemptions	(25,003.221)	(3,169,214)	(35,564)	(3,204,778)

Trust capital at September 29, 2006	116,455.979	$13,427,465	$139,213	$13,566,678

For the period December 31, 2004 to September 30, 2005

Trust capital at December 31, 2004	162,531.556	$19,899,955	$203,969	$20,103,924
Net income for the period January 1, 2005 to September 30, 2005		73,625	567	74,192
Redemptions	(12,861.358)	(1,598,118)	(15,505)	(1,613,623)

Trust capital at September 30, 2005	149,670.198	$18,375,462	$189,031	$18,564,493

	Net Asset Value per Limited and Managing Owner Interest
	September 29, 2006	December 31, 2005	September 24, 2005	December 31, 2004
	$116.50	$118.81	$124.04	$123.69

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of September 29, 2006, and the statements of operations for the periods July 1, 2006 to September 29, 2006 (“Third Quarter 2006”), June 25, 2005 to September 30, 2005 (“Third Quarter 2005”), January 1, 2006 to September 29, 2006 (“Year-To-Date 2006”), and January 1, 2005 to September 30, 2005 (“Year-To-Date 2005”), and the statements of changes in trust capital for the periods January 1, 2006 to September 29, 2006 and January 1, 2005 to September 30, 2005, are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series D (“Series D”) as of September 29, 2006 and the results of its operations for the Third Quarter 2006, Third Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Effective August 25, 2006, Series D contributed $1,000 of its net assets to WMT Campbell Pool L.L.C. (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. At August 25, 2006 the sole members of the Company are Series D and World Monitor Trust II – Series F (“Series F”). Preferred is the Managing Owner of Series F and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forward contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be used in conjunction with Series D’s financial statements.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. RELATED PARTIES

To the extent that general and administrative expenses exceeded 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to expenses other than legal and audit expenses) such amounts are borne by the Managing Owner. General and administrative expenses did not exceed such limitations during the Third Quarter 2006 and Third Quarter 2005.

The expenses incurred by Series D were:

	Third Quarter 2006	Third Quarter 2005	Year-To-Date 2006	Year-To-Date 2005
Commissions	$226,623	$302,086	$744,833	$884,788
General and administrative	5,438	0	18,484	0

	$232,061	$302,086	$763,317	$884,788

Brokerage commissions payable to the Managing Owner and its affiliates (which are included in commissions and other transaction fees payable) as of September 29, 2006 and December 31, 2005 were $81,388 and 103,091, respectively.

Note 3. RECENTLY ISSUED PRONONCEMENTS

The SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Series D is still evaluating the impact, if any, that the implementation of this SAB may have on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series D recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Series D is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to Series D’s financial statements has not been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Series D is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to Series D’s financial statements has not been determined.

Note 4. INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective August 25, 2006, Series D invested $1,000 in WMT Campbell Pool L.L.C (the “Company”). Series D’s investment in the Company represents approximately 0.0034% of the net asset value of the Company at September 29, 2006.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. INVESTMENT IN WMT CAMPBELL POOL L.L.C. (CONTINUED)

The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Campbell & Company, Inc. (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio.

Summarized information for this investment is as follows:

	Net Asset Value December 31, 2005	Subscription	Loss	Redemptions	Net Asset Value September 29, 2006
WMT Campbell Pool L.L.C.	$0	$1,000	$(20)	$0	$980

Series D may make additional contributions to, or redemptions from, the Company on a weekly basis.

Note 5. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

Series D is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series D’s investment activities (credit risk).

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series D net assets being traded, significantly exceeds Series D’s future cash requirements since Series D intends to close out its open positions prior to settlement. As a result, Series D is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series D considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series D’s commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series D enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series D to unlimited risk.

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

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series D, as Series D commodity broker, is the sole counterparty. Series D has entered into a master netting agreement with its broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series D contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series D contracts may result in greater loss than non-performance on all of Series D contracts. There can be no assurance that any counterparty clearing member or clearinghouse will meet its obligations to Series D.

The Managing Owner attempts to minimize both credit and market risks by requiring Series D and its Trading Advisors to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Trading Advisory Agreements among the Company, Series D, Preferred and the Trading Advisors, Preferred shall automatically terminate the Trading Advisors if the net asset value allocated to the Trading Advisors declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Third Amended and Restated Declaration of Trust and Trust Agreement of the Trust provides that Series D will liquidate its positions, and eventually dissolve, if Series D experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. Preferred may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the Trading Advisors as it, in good faith, deems to be in the best interest of Series D.

Series D’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not permitted to commingle such assets with its other assets. At September 29, 2006 and December 31, 2005, such segregated assets totaled $12,182,082 and $15,990,530, respectively. Part 30.7 of the CFTC regulations also requires Series D’s futures commission merchant to secure assets of Series D related to foreign futures trading which totaled $(2,837) and $1,072,204 at September 29, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of September 29, 2006, all of Series D’s open futures contracts mature within 15 months.

Note 6. SUBSEQUENT EVENT

Effective October 13, 2006, Preferred terminated the Trading Advisory Agreement with Bridgewater Associates Inc. (“Bridgewater”), the Trading Advisor for the Trust, and the remaining assets of Series D that had been managed by Bridgewater, were contributed to the Company to be managed by Campbell & Co.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Third Quarter 2006, Third Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Third Quarter		Year-To-Date
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$133.31	$128.69	$118.81	$123.69

Net realized gain and change in net unrealized gain (loss) on commodity transactions (1), (3)	(15.66)	(3.11)	1.36	7.04
Interest income (1), (3)	1.55	1.01	4.36	2.51
Expenses (1), (3)	(2.70)	(2.55)	(8.03)	(9.20)

Net increase (decrease) for the period	(16.81)	(4.65)	(2.31)	0.35

Net asset value per interest at end of period	$116.50	$124.04	$116.50	$124.04

Total Return (4)
Total return before incentive fees	(12.61)%	(3.61)%	(1.93)%	1.44%
Incentive fees	0.00%	0.00%	(0.01)%	(1.15)%

Total return after incentive fees	(12.61)%	(3.61)%	(1.94)%	0.29%

Supplemental Data

Ratios to average net asset value: (3)
Net investment loss before incentive fees (2), (5)	(3.38)%	(4.63)%	(3.72)%	(5.58)%
Incentive fees (4)	0.00%	0.00%	(0.01)%	(1.15)%

Net investment loss after incentive fees	(3.38)%	(4.63)%	(3.73)%	(6.73)%

Interest income (5)	4.55%	3.04%	4.43%	2.67%

Other expenses (5)	7.93%	7.67%	8.15%	8.25%
Incentive fees (4)	0.00%	0.00%	0.01%	1.15%

Total expenses	7.93%	7.67%	8.16%	9.40%

Total returns are calculated based on the change in value of an interest during the period. An individual interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized gain and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes the Trust’s proportionate share of income and expenses of WMT Campbell Pool L.L.C.
(4)	Not annualized.
(5)	Annualized.

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

September 29, 2006

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

September 29, 2006 (Unaudited) and December 31, 2005

	September 29, 2006	December 31, 2005
ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$29,345,105	$40,427,991
Net unrealized loss on open contracts	(247,159)	(1,270,180)

Total assets	$29,097,946	$39,157,811

LIABILITIES
Commissions payable	$2,593	$5,377
Management fee payable	56,118	78,910
Redemptions payable	92,942	316,109

Total liabilities	151,653	400,396

MEMBERS’ CAPITAL (Net Asset Value)
Member A	0	2,160,971
Member D	980	0
Member F	28,945,313	36,596,444

Total members’ capital (Net Asset Value)	28,946,293	38,757,415

Total liabilities and members’ capital	$29,097,946	$39,157,811

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

September 29, 2006 (Unaudited) and December 31, 2005

	September 29, 2006		December 31, 2005
Futures Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(2.02)%	$(585,229)	(0.88)%	$(340,904)
Interest rates	0.31%	88,768	0.03%	13,407
Stock indices	0.85%	244,776	(0.06)%	(24,587)

Net unrealized loss on futures contracts purchased	(0.86)%	(251,685)	(0.91)%	(352,084)

Futures contracts sold:
Commodities	0.01%	3,896	0.00%	0
Interest rates	(0.26)%	(74,137)	0.67%	258,268
Stock indices	0.00%	0	(0.02)%	(9,379)

Net unrealized gain (loss) on futures contracts sold	(0.25)%	(70,241)	0.65%	248,889

Net unrealized loss on futures contracts	(1.11)%	$(321,926)	(0.26)%	$(103,195)

Forward Contracts
Forward contracts purchased:
Net unrealized loss on forward contracts purchased	(2.45)%	$(707,873)	(2.71)%	$(1,048,402)

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	2.70%	782,640	(0.30)%	(118,583)

Net unrealized gain (loss) on forward contracts	0.25%	$74,767	(3.01)%	$(1,166,985)

Net unrealized loss on futures and forward contracts		$(247,159)		$(1,270,180)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Periods July 1, 2006 to September 29, 2006 and June 25, 2005 to September 30, 2005 and

January 1, 2006 to September 29, 2006 and January 1, 2005 to September 30, 2005

(Unaudited)

	For the Period July 1, 2006 to September 29, 2006	For the Period June 25, 2005 to September 30, 2005	For the Period January 1, 2006 to September 29, 2006	For the Period January 1, 2005 to September 30, 2005
REVENUES
Realized	$(695,803)	$1,066,756	$(2,071,939)	$1,652,268
Change in unrealized	(306,058)	(1,324,688)	1,023,022	2,471,177
Interest income	409,007	369,757	1,279,557	867,153

Total revenues	(592,854)	111,825	230,640	4,990,598

EXPENSES
Commissions	18,383	47,638	77,112	144,996
Management fee	157,093	209,214	522,010	597,968

Total expenses	175,476	256,852	599,122	742,964

NET INCOME (LOSS)	$(768,330)	$(145,027)	$(368,482)	$4,247,634

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Periods January 1, 2006 to September 29, 2006 and

January 1, 2005 to September 30, 2005

(Unaudited)

	Members’ Capital
	Member A	Member D	Member F	Total
For the Period January 1, 2006 to September 29, 2006
Balances at December 31, 2005	$2,160,971	$0	$36,596,444	$38,757,415
Net income (loss) for the nine months ended September 29, 2006	15,337	(20)	(383,799)	(368,482)
Subscriptions	0	1,000	150,000	151,000
Redemptions	(2,176,308)	0	(7,417,332)	(9,593,640)

Balances at September 29, 2006	$0	$980	$28,945,313	$28,946,293

For the Period January 1, 2005 to September 30, 2005
Balances at December 31, 2004	$2,980,766	$0	$38,915,521	$41,896,287
Net income for the nine months ended September 30, 2005	275,094	0	3,972,540	4,247,634
Redemptions	(976,624)	0	(5,157,571)	(6,134,195)

Balances at September 30, 2005	$2,279,236	$0	$37,730,490	$40,009,726

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Company

WMT Campbell Pool L.L.C. (the “Company”) is a limited liability company organized under the laws of Delaware on November 3, 2004 and commenced trading operations on December 6, 2004. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The Company currently consists of two members: World Monitor Trust II– Series D (“Member D”) and World Monitor Trust II – Series F (“Member F”) (collectively, the “Members”). World Monitor Trust – Series A (“Member A”) redeemed all of its membership interests in the Company as of August 25, 2006. Member D invested $1,000 effective August 25, 2006. Preferred Investment Solutions Corp. (“Preferred”) is the Managing Owner of each of the Members, and has been delegated administrative authority over the operations of the Company. Upon making the initial capital contribution, each Member receives Voting Membership Interests.

The Company is a Member managed limited liability company that is not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Company entered into an advisory agreement with Campbell & Company, Inc. (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition, including the condensed schedule of investments, as of September 29, 2006, and the statements of operations for the periods July 1, 2006 to September 29, 2006 (“Third Quarter 2006”), June 25, 2005 to September 30, 2005 (“Third Quarter 2005”), January 1, 2006 to September 29, 2006 (“Year-To-Date 2006”), and January 1, 2005 to September 30, 2005 (“Year-To-Date 2005”), and the statements of changes in member capital for the periods January 1, 2006 to September 29, 2006 and January 1, 2005 to September 30, 2005, are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 29, 2006, and the results of operations for the Third Quarter 2006, Third Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity futures and forward transactions are recognized in the period in which the contracts are closed.

Brokerage commissions include other trading fees and are charged to expense when contracts are entered into.

The Company has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to its Trading Advisor and others when they act, in good faith, in the best interests of the Company. The Company is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

The SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Company is still evaluating the impact, if any, that the implementation of this SAB may have on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Company’s financial statements has not been determined.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Company’s financial statements has not been determined.

B.	Income Taxes

The Company is treated as a partnership for Federal income tax purposes. As such, the Company is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

C.	Capital Accounts

The Company accounts for subscriptions, allocations and redemptions on a per member capital account basis.

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members weekly on a pro rata basis based on each Member’s pro rata capital in the Company during the week. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company has not and does not presently intend to make any distributions.

D.	Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. FEES

A.	Organizational, General and Administrative Costs

Under the Company’s Agreement, Preferred allocates administrative costs of the Company to the Members. Administrative costs include legal, audit, postage and other routine third party administrative costs.

B.	Management and Incentive Fees

The Company pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s assets determined as of the close of business each Friday. The sum of the amounts determined each Friday will be paid monthly. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last Friday of each week shall be added back to the assets and there shall be no reduction for (i) the weekly management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Members pay the Trading Advisor an incentive fee of 22% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement).

Note 4. INCOME TAXES

There have been no differences between the tax basis and book basis of Members’ capital since inception of the Company.

Note 5. DEPOSITS WITH COMMODITY BROKER

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker.

Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Company are made subject to the terms of the Organization Agreement.

The Company is not required to make distributions, but could do so at the discretion of the Members. A Member can request and receive redemption of capital, subject to the terms in the Organization Agreement.

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Company is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Company’s investment activities (credit risk).

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Company’s net assets being traded, significantly exceeds the Company’s future cash requirements since the Company intends to close out its open positions prior to settlement. As a result, the Company is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Company considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Company’s commitments to purchase commodities is limited to the gross or face amount of the contract held. However, when the Company enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Company to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Company holds and the liquidity and inherent volatility of the markets in which the Company trades.

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (continued)

Preferred attempts to minimize both credit and market risks by requiring the Company and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Company, Preferred and the Trading Advisor, the Company shall automatically terminate the Trading Agreement, if the net asset value allocated to the Trading Advisor declines by 40% from the value at the beginning of any year or since the effective date of the Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Company’s commodity broker, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 29, 2006 and December 31, 2005, such segregated assets totaled $3,178,555 and $4,041,188, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $75,332 and $39,656 at September 29, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of September 29, 2006, all open futures contracts mature within nine months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Third Quarter 2006, Third Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Third Quarter 2006			Year-To-Date 2006
	Member A	Member D	Member F	Member A	Member D	Member F
Total return (1)	(0.89)%	(5.72)%	(2.50)%	0.95%	(16.35)%	(1.15)%

Total expenses (2)	(2.17)%	(2.34)%	(2.08)%	(2.27)%	(2.34)%	(2.23)%

Net investment income (2)	3.07%	2.78%	2.76%	2.56%	2.78%	2.54%

	Third Quarter 2005		Year-To-Date 2005
	Member A	Member F	Member A	Member F
Total return (1)	(0.36)%	(0.36)%	10.50%	10.67%
Total expenses (2)	(2.36)%	(2.36)%	(2.49)%	(0.87)%

Net investment income (loss) (2)	(2.72)%	(2.72)%	8.01%	9.80%

Total returns are based on average net asset value and are calculated for Members’ capital taken as a whole. An individual Member’s total returns and ratios may vary from the above returns and ratios based on the timing of redemptions.

(1)	Not annualized and includes realized and unrealized gains on securities transactions.
(2)	Annualized.

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

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing Series D’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or Internationally recognized futures exchange involves a critical accounting policy. The market values of futures (exchange traded) contracts is verified by the administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Series D’s brokers. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all Interest holders.

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

Limited interests in Series D may be redeemed on a weekly basis. Redemptions of limited interests for Third Quarter 2006, Year-To-Date 2006, and for the period from March 13, 2000 (commencement of operations) to September 29, 2006 were $1,704,843, $3,169,214 and $9,482,711, respectively. Redemptions of general interests for Third Quarter 2006, Year-To-Date 2006, and the period from March 13, 2000 (commencement of operations) to September 29, 2006 were $14,314, $35,564 and $90,807, respectively. Limited interests and general interests are sometimes collectively referred to as “Interests”. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) were exchangeable, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as interests in those series were being offered to the public. World Monitor Trust II – Series E and Series F are no longer offered to the public. As such, Series D may no longer be exchanged for the other series. In addition, since July 2003, the offering of interests in Series D has been suspended. Accordingly, at this time, Interests may not be exchanged. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 29, 2006, 0.0034% of Series D’s net assets were allocated to commodities trading through its investment in WMT Campbell Pool L.L.C. (the “Company”) and the balance of Series D’s net assets (99.66%) were allocated to Bridgewater Associates Inc (“Bridgewater”). A significant portion of the net assets was held in cash, which was used as margin for trading in commodities for the assets managed by Bridgewater. In as much as the sole business of Series D is to trade in commodities, Series D continues to own such liquid assets to be used as margin. The brokers credits Series D and the Company with interest income on 100% of its average daily equity maintained in cash in its accounts with them during each month. Series D receives a pro-rata allocation of interest income for its membership interest in the Company.

Effective October 13, 2006, Preferred terminated the Trading Advisory Agreement between Bridgewater and the Trust. The remaining assets of Series D that had been managed by Bridgewater were contributed to the Company. The Company entered into an advisory agreement with Campbell & Company, Inc (“Campbell”) to make the trading decisions for the Company. Campbell manages 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio.

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

Since Series D’s business is to trade futures contracts (for assets managed by Bridgewater) and futures and forward contracts (for assets managed by Series D investment in the Company by Campbell) and its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series D’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series D’s speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series D’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series D and its Trading Advisors to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 3 to the financial statements for a further discussion on credit and market risks associated with Series D’s futures contracts.

Series D does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 29, 2006, Series D had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series D. While Series D’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on Series D’s financial position.

Series D’s contractual obligations are with the Managing Owner, Trading Advisors, and its commodity brokers. Payments made under Series D’s Trading Advisors Agreement with the Trading Advisors are at a fixed rate, calculated as a percentage of Series D’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisors and fees paid to the Managing Owner are calculated as a fixed percentage of Series D’s net asset values (“NAV’s”). As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAV’s are not known until a future date. Commission payments to the commodity brokers are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 and 3 of the Registrant’s 2005 Annual Report.

Results of Operations

The net asset value per interest as of September 29, 2006 was $116.50, a decrease of 1.94% from the December 31, 2005 net asset value per interest of $118.81 and a decrease of 12.61% from the June 30, 2006 net asset value of $133.31. Past performance is not necessarily indicative of future results.

Series D’s gross trading gain and (loss) were approximately $(1,866,000) and $439,000 during Third Quarter 2006 and Year-To-Date 2006 respectively, compared to gain and loss of approximately $(494,000) and $1,122,000 during Third Quarter 2005 and Year-To-Date 2005, respectively. Due to the nature of Series D’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Series D’s Third Quarter 2006 trading results is presented below.

Third Quarter 2006 Economic Overview

The most prominent economic development during the third quarter of 2006 was the suspension of the Federal Reserve’s (“Fed”) long running rate hike cycle, which ended at the August meeting and was followed by a further pause at the September meeting. The Federal Reserve Open Market Committee (“FOMC”) statements from both meetings were very similar, with an expectation of slower economic growth and of “a gradual moderation in inflationary pressures over time, partially as a reflection of lower energy prices.” The Fed also anticipates the cumulative effects of monetary tightening to restrain aggregate demand.

Pursuant to these events, U.S. interest rates steadily declined throughout the quarter, particularly in September. U.S. Treasuries were aided by flight to quality, as market participants seemed nervous about geopolitical events and asset reallocation factors during the quarter, some of which came from liquidation of commodity holdings. Treasury auctions met with solid success and featured strong foreign demand.

On the economic data front, the housing market was the focus. After weak numbers in July and August, September housing starts fell 6% to 1.665 million units, the weakest since April 2003, and are now down 19.8% over the last 12 months. Housing permits, which tends to be a more forward looking economic indicator, fell 2.3% to 1.722 million in August and are down 21.9% over the past year. The news on new home sales and existing home sales was similar. Median sales prices for existing homes fell 1.7% to $225,000 in August, the first drop in 11 years. Home builders are not optimistic with the National Association of Home Builders reporting the lowest levels of builder sentiment in 15 years.

Domestic inflation was tame throughout most of the period, even with crude oil and other industrial commodities jumping to historically high levels. The fact that commodity prices moderated, particularly oil and natural gas, at quarter’s end, adds to a fairly benign forward inflation outlook. The Fed continues to issue the required inflation concern statements, and the numbers remain above target on a year-on-year basis. However, rampant inflation seems unlikely in the U.S. on both a Consumer Price Index (“CPI”) and Producer Price Index (“PPI”) basis, the two most common measures of economic inflation.

Economic growth, as measured by Gross Domestic Product (“GDP”), was softer, as the second quarter release was revised downwards from 2.9% to 2.6%. Corporate profits remained healthy but were also lower during this quarter. The Consumer Confidence Index continued to show solid performance, with a reading of 104.5 in September versus 100.2 in August, as lower gasoline prices have helped consumers. While geopolitical and energy risks abound, the U.S. economy has consistently shown an ability to weather the worst of storms. The fact that the majority of the global economic community is doing well adds to the supportive landscape for the U.S.

On the foreign front, the overall picture remained constructive in the third quarter and looks reasonably strong across the board for Asia and Europe. China extended its ongoing growth with 11.3% GDP in the second quarter and some recent forecasts indicate that third and fourth quarter numbers might even be better. The Chinese yuan maintained its slow process of gains as it reached a high of 7.8965 to the U.S. dollar in September, the best level since the revaluation process was initiated. It is widely expected that the People Bank of China will gradually expand the trading band in coming months and at least gradually accelerate the revaluation process.

The Bank of Japan (“BOJ”) ended its “zero interest rate policy” in July with a rate hike to 0.25%. However, the Japanese economy is still expanding slowly, so no additional hikes are expected soon. The current situation surrounding North Korea has added to potential problems. Japanese equities saw a volatile quarter but in the end put in a strong performance, including a rise in the Nikkei to 16,127 at the end of the third quarter compared to 15,505 at the end of the second quarter. South Korea also saw its stock market and economy do well in the third quarter. The Kospi rose to 1,371 from 1,352 in August and 1,298 in July and was holding well as the North Korean nuclear situation remained in flux. The overall outlook for Asia as a whole appears quite positive. The coup in Thailand had virtually no impact on the Asian region’s economy or its currencies.

Australia also seems to be thriving with higher equity prices and an apparent end of their rate hike cycle after raising rates 25 basis points at the Reserve Bank’s August 2 meeting. With Canada doing well on the economic front, the Bank of Canada is similarly in pause mode. Meanwhile, the Bank of New Zealand indicated that they were finished raising rates in spite of risks to their currency.

In Europe, higher rates were noted as the European Central Bank (“ECB”) raised rates to the current 3.25%, and judging from the cautious language from ECB President Jean Claude Trichet, another increase could be in order before year-end. Eurozone economic data is mixed. The 10-year German Bund was yielding around 3.69% at quarter’s end compared to 3.90% to conclude the second quarter. The biggest surprise was a 25 basis point hike from the Bank of England (“BOE”) in August to 4.75% but that may well be the last for a while as U.K. economic numbers do not seem to justify additional moves in 2006. European equities put in a strong quarter with the DAX, CAC and FTSE near 5-year highs as October began.

Currencies

Uncertainty over interest rate policy in the four main industrial blocks affected currency moves in the third quarter, causing the U.S. dollar to trade unevenly against the euro, the Japanese yen and the British pound. The ECB did not alter rates in August or September but the language from ECB President Jean Claude Trichet continued to exhibit a cautious tone. The U.S. dollar was pressured by a growing perception that the Fed has concluded the rate hike cycle after no action at the August and September FOMC meetings. The euro was also inhibited by ideas that the U.S. economy is slowing. Meanwhile, European data has been mixed, leading to weaker than expected German business confidence readings. Talk of higher European Union interest rates and increased taxation were cited as reasons for the weakness. The British pound showed some strength in the third quarter, after the BOE unexpectedly raised rates 25 basis points to 4.75% on August 3.

The Japanese yen weakened in early September, then firmed at mid-month, only to weaken again at month’s end. The prospect of very slow rate increases in Japan is a negative to the currency. The Japanese yen was briefly pressured by the coup in Thailand but this was short lived as the situation proved to be less unsettling than originally thought. After a brief halt, the Bank of Thailand told foreign currency dealers that they could resume normal trading of the Thai baht. Japan also saw a new Prime Minister in September as Shinzo Abe took over leadership of the ruling Liberal Party. He is expected to take a conservative view through year-end.

At the end of September, the Chinese yuan reached its highest level since last year’s revaluation. Australia raised rates by 25 points to 6.00% on August 2 but the accompanying statement indicated they were finished with increases for the year. Meanwhile the Bank of New Zealand indicated they were finished raising rates and warned that the New Zealand dollar might suffer as a result. The Canadian dollar maintained a firm tone throughout the third quarter although the Bank of Canada has indicated that it is finished raising rates for 2006.

Energies

The third quarter started with energy prices on an upswing as geopolitical factors, weather fears, concerns about the availability of reformulated gasoline and summer driving demand were all supportive. However, as the quarter developed, all of these concerned dissipated.

Geopolitical fears diminished, including the end of the Israel/Hezbollah crisis. Also, it became clear that there was not likely to be any interruption in Iranian supplies as Iran continues to stall negotiations on nuclear enrichment. Further, it appears that Russia, China and France will not support meaningful sanctions against Iran, leaving the U.S. on its own. With elections approaching in the U.S., the Bush administration is not likely to make any unilateral moves.

Underlying supply and demand fundamentals continue to lack any degree of physical tightness. OPEC maintained current production levels at its September 11 meeting, and recent rumors of an emergency meeting to consider production cuts in the face of the price decline, have proven premature. Moreover, increases in non-OPEC supplies, about 1.5 million barrels per day over last year, add to the bearish supply/demand scenario.

On the weather front, the hurricane season is nearly over, and preseason fears of numerous storms proved incorrect, as the season was one of the quietest in recent years.

On a year-to-date basis, following the third quarter sell-off, crude is down 9.23% within the DJ/AIG Index, unleaded gasoline has fallen 23.14%, heating oil showed a decline of 15.62% and natural gas plunged 67.47%.

Grains

Corn priced fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

Indices

The third quarter proved to be a positive one for U.S. equities, as the Fed ended its string of 17 consecutive rate hikes and gave indications it was finished for the year and perhaps beyond. A pull back in energy prices and healthy consumer confidence and spending also lent support, while a solid run of earnings data and strength in big cap stocks was featured. Stocks were also aided by asset reallocation, including some out of commodities. In Europe, the third quarter proved even better than the U.S. The strength in U.S. equities was supportive along with some positive data, and the markets were able to shrug off rate hikes from the ECB and the BOE. European equities showed gains in all three months of the quarter, particularly in August and September. Asian equities, particularly Japan, had a volatile third quarter before finishing with a positive tone. In the end, solid economic data for much of the region along with money flow led to higher prices.

Interest Rates

The Fed followed the August pause that ended a streak of 17 consecutive rate hikes to 5.25% by holding steady at the September meeting. The FOMC statement varied little from the August commentary, as the Fed said it expects lower economic growth to reduce inflationary pressures. Treasury yields moved directionally lower during the quarter and bonds benefited from flight to quality and asset reallocation during the third quarter.

In foreign markets, the BOJ, the BOE, the ECB and the Reserve Bank of Australia all raised rates by 25 basis points during the third quarter. The Bank of China raised its base lending rate to 6.12% from 5.85% on August 19, and could raise it again before year-end. China’s strong 11.3% second quarter GDP growth lends to this probability. Meanwhile, the Bank of Canada and the New Zealand Reserve Bank made no rate changes during the quarter and the minutes from both indicated no additional moves this year.

Metals

Gold prices rallied in the early part of the quarter and then sold off before ending the third quarter on a strong note. While gold is still up 10.9% for the year, the quarter’s softness came on the back of general commodity malaise, lower energy prices and the less hectic geopolitical landscape. Silver prices briefly decoupled from gold during the early part of the quarter, but ended up following the same path eventually. The slide in gold prices impacted copper, but there was enough trade support to limit the sell-off. Labor news was also supportive throughout the quarter. However, copper is headed for a production surplus due to high levels of Chilean output. Additionally, there are concerns on the demand side as Chinese consumption has declined in 2006 and the U.S. housing market is depressed, both of which are weighing on sentiment. Aluminum has also been hurt recently by excess production capacity and indications of lessened Chinese consumption, but overall global demand is solid. As for zinc, the price rally that occurred in first half of 2006 ended in the third quarter. However, the sell-off was limited as zinc’s fundamentals, featuring a huge production deficit, are strong. Nickel put in an exceptionally strong performance in the third quarter, gaining 127%. Demand remains strong in the face of tight inventories, and production and labor concerns.

Softs

Sugar rallied strongly in the first quarter of 2006, traded sideways for much of the second quarter of 2006 and tumbled almost 30% in the third quarter of 2006, leading to a year-to-date loss of 28.97%. The same general commodity weakness affecting many other markets, weighed on sugar as well. Additionally, a well-respected analyst predicted that India’s 2006-2007 sugar crop might reach 27 million tonnes, vastly ahead of 21 million tonnes this season. Since Brazil, Russia, China, Thailand and the Ukraine are also expecting abundant crops, the result will be significant global surplus, which will offset a decline in EU output to 16.5 million tonnes from 21.9 million this year. As for ethanol-related demand, it has waned of late. After rebounding in August following three negative months, coffee showed a mild loss in September, taking the year-to-date loss to 10.71%. Prospects for an excellent Brazilian crop and the above mentioned general commodity malaise still weigh on sentiment. Cocoa is faced with ample supplies and continued favorable crop prospects.

Quarterly Performance of Series D

The following is a summary of performance for the major sectors in which the Series D traded:

Currencies: (-) Losses on long positions in the Japanese yen resulted in a loss for the third quarter of 2006.

Energies: (-) Long positions in crude oil resulted in a loss for the third quarter of 2006.

Grains: (-) The sector was down for the third quarter of 2006, with a majority of the losses from long positions in corn and soybeans.

Indices: (-) Losses on short positions in the DAX, IBEX 35, and S&P 500 were the primary contributors to losses for the third quarter of 2006.

Interest Rates: (-) The interest rate sector was down for the third quarter of 2006. Short positions in the Australian Bond, the German Bund, the British Gilt and the U.S. Treasury Note, as well as long positions in the Japanese Government Bond contributed to losses for the quarter.

Metals: (-) The sector was down for the third quarter of 2006, with a majority of the losses in long positions in gold and aluminum.

Softs: (-) The sector was down for the third quarter of 2006 due to long positions in sugar.

Series D average net assets have declined for the three and nine month periods ended September 29, 2006 compared to the three and nine month periods ended September 30, 2005 due to the effect of redemptions during 2005 and Year-to-Date 2006, and negative trading performance between October 2005 and September 29, 2006.

Interest income is earned on the average daily equity maintained in cash at Series D’s brokers and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased by approximately $32,000 and $170,000 during Third Quarter 2006 and Year-To-Date 2006 respectively as compared to Third Quarter 2005 and Year-To-Date 2005 primarily due to higher interest rates during the Third Quarter 2006 as compared to Third Quarter 2005.

Brokerage commissions are calculated on Series D’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisors executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Brokerage commissions and other transaction fees decreased by approximately $83,000 and $181,000 during Third Quarter 2006 and Year-To-Date 2006 as compared to Third Quarter 2005 and Year-To-Date 2005 respectively, primarily due to the decrease in average net asset levels, as discussed above.

A majority of trading decisions for Series D are made by Bridgewater, in addition to trading decisions made by Campbell through Series D $1,000 investment in the Company. Management fees are calculated on Series D’s net asset value for the assets managed by Bridgewater, in addition to Series D pro-rata allocation of management fees from the $1,000 investment in the Company at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased by approximately $16,000 and $29,000 during Third Quarter 2006 and Year-To-Date 2006 respectively, as compared to Third Quarter 2005 and Year-To-Date 2005 due to the decrease in average net asset levels, as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisors and Series D investment in the Company which are determined independent of each other, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter, as defined in the Trading Advisory Agreement among Series D, the Managing Owner and the Trading Advisors, and the Trading Advisory Agreement between the Company and Campbell. No incentive fee was earned in the Third Quarter 2006 and no incentive fee was earned during Third Quarter 2005. Year-To-Date 2006 and Year-To-Date 2005 incentive fees were approximately $1,000 and $226,000, respectively.

General and administrative expenses were approximately $35,000, $91,000, $0 and $59,000 for Third Quarter 2006, Year-To-Date 2006, Third Quarter 2005 and Year-To-Date 2005, respectively. These expenses include accounting, audit, tax and legal fees, as well as printing and postage costs related to reports sent to limited owners. To the extent that general and administrative expenses exceed 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to expenses other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Such limits were not exceeded for the Third Quarter 2006, Year-To-Date 2006, Third Quarter 2005 and Year-To-Date 2005.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against Series D or the Managing Owner, or to which Series D or the Managing Owner was a party during the period covered by this report.

Item 1.A.	Risk Factors – There have been no material changes from risk factors as previously disclosed in the Series D’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – None

Item 6.	Exhibits:

3.1 and 4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES D

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: November 14, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: November 14, 2006
Maureen D. Howley
Senior Vice President and Chief Financial Officer

	By:	/s/ David K. Spohr	Date: November 14, 2006
David K. Spohr
Senior Vice President and Director of Fund Administration