Form 10-Q
period 2007-06-29
WORLD MONITOR TRUST II SERIES D
filed 2007-08-13
CIK 1090697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 29, 2007

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

WORLD MONITOR TRUST II – SERIES D

INDEX TO QUARTERLY REPORT ON FORM 10Q

JUNE 29, 2007

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	World Monitor Trust II - Series D:

	Statements of Financial Condition as of June 29, 2007 (Unaudited) and December 31, 2006	2

	Statements of Operations (Unaudited) for the Periods March 31, 2007 to June 29, 2007 and April 1, 2006 to June 30, 2006 and January 1, 2007 to June 29, 2007 and January 1, 2006 to June 30, 2006	3

	Statements of Changes in Trust Capital (Unaudited) for the Periods January 1, 2007 to June 29, 2007 and January 1, 2006 to June 30, 2006	4

	Notes to Financial Statements (Unaudited)	5

	WMT Campbell Pool L.L.C.:	11

	Statements of Financial Condition as of June 29, 2007 (Unaudited) and December 31, 2006	12

	Condensed Schedules of Investments as of June 29, 2007 (Unaudited) and December 31, 2006	13

	Statements of Operations (Unaudited) for the Periods March 31, 2007 to June 29, 2007 and April 1, 2006 to June 30, 2006 and January 1, 2007 to June 29, 2007 and January 1, 2006 to June 30, 2006	14

	Statements of Changes in Members’ Capital (Unaudited) for the Periods January 1, 2007 to June 29, 2007 and January 1, 2006 to June 30, 2006	15

	Notes to Financial Statements (Unaudited)	16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION		35

Item 1.	Legal Proceedings	35

Item 1.A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits:	36

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES D

FINANCIAL STATEMENTS

June 29, 2007

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF FINANCIAL CONDITION

June 29, 2007 (Unaudited) and December 31, 2006

	June 29, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$149,898	$80,470
Accounts receivable	19,796	19,796
Redemption receivable from WMT Campbell Pool L.L.C.	173,821	174,608
Investment in WMT Campbell Pool L.L.C. (100.01% and 99.98% of net asset value, respectively)	11,348,630	13,237,677

Total assets	$11,692,145	$13,512,551

LIABILITIES
Accrued expenses	$46,092	$35,397
Commissions payable	66,580	78,905
Redemptions payable	182,448	5,630
Incentive fees payable	49,000	153,034

Total liabilities	344,120	272,966

TRUST CAPITAL
Limited interests (90,163.566 and 109,398.081 interests outstanding) at June 29, 2007 and December 31, 2006, respectively	11,212,599	13,109,447
Managing Owner interests (1,089.000 and 1,086.002 interests outstanding) at June 29, 2007 and December 31, 2006, respectively	135,426	130,138

Total trust capital	11,348,025	13,239,585

Total liabilities and trust capital	$11,692,145	$13,512,551

Net Asset Value per Limited and Managing Owner Interest

June 29, 2007	December 31, 2006
$124.36	$119.83

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF OPERATIONS

For the Periods March 31, 2007 to June 29, 2007 and April 1, 2006 to June 30, 2006 and

January 1, 2007 to June 29, 2007 and January 1, 2006 to June 30, 2006

(Unaudited)

	For the Period March 31, 2007 To June 29, 2007	For the Period April 1, 2006 to June 30, 2006	For the Period January 1, 2007 to June 29, 2007	For the Period January 1, 2006 to June 30, 2006
NET INCOME (LOSS) FROM TRUST OPERATIONS:
REVENUES
Realized	$0	$1,972,908	$0	$2,404,691
Change in unrealized	0	(796,205)	0	(100,030)
Interest income	1,542	197,288	2,018	377,907

Total revenues	1,542	1,373,991	2,018	2,682,568

EXPENSES
Brokerage commissions and other transaction fees	181,436	281,062	369,911	549,376
General and administrative	29,452	35,514	59,294	56,029
Management fees	0	55,224	0	107,823
Incentive fees	48,999	1,072	49,361	1,072

Total expenses	259,887	372,872	478,566	714,300

NET INCOME (LOSS) FROM TRUST OPERATIONS	(258,345)	1,001,119	(476,548)	1,968,268

NET INCOME ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	1,115,717	0	940,889	0
Change in unrealized	391,872	0	(223,988)	0
Interest income	137,789	0	281,502	0

Total revenues	1,645,378	0	998,403	0

EXPENSES
Brokerage commissions and other transaction fees	9,230	0	16,317	0
General and administrative	181	0	2,662	0
Management fee	60,485	0	123,320	0

Total expenses	69,896	0	142,299	0

NET INCOME ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	1,575,482	0	856,104	0

NET INCOME	$1,317,137	$1,001,119	$379,556	$1,968,268

NET INCOME PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income per weighted average Limited and Managing Owner interest	$12.96	$7.66	$3.60	$14.69

Weighted average number of Limited and Managing Owner interests outstanding	101,658	130,745	105,572	133,976

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Periods January 1, 2007 to June 29, 2007 and

January 1, 2006 to June 30, 2006

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2007 to June 29, 2007
Trust capital at December 31, 2006	110,484.083	$13,109,447	$130,138	$13,239,585
Net income for the period January 1, 2007 to June 29, 2007	0.000	374,769	4,787	379,556
Additions	18.171	0	2,200	2,200
Redemptions	(19,249.688)	(2,271,617)	(1,699)	(2,273,316)

Trust capital at June 29, 2007	91,252.566	$11,212,599	$135,426	$11,348,025

For the period January 1, 2006 to June 30, 2006
Trust capital at December 31, 2005	141,459.200	$16,631,085	$175,961	$16,807,046
Net income for the period January 1, 2006 to June 30, 2006	0.000	1,947,545	20,723	1,968,268
Redemptions	(11,762.759)	(1,464,373)	(21,249)	(1,485,622)

Trust capital at June 30, 2006	129,696.441	$17,114,257	$175,435	$17,289,692

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

On August 25, 2006, World Monitor Trust II Series D (“Series D”) received a voting membership interest in WMT Campbell Pool L.L.C. (the “Company”). Effective October 13, 2006, Series D contributed substantially all of its net assets to the Company following the termination of its trading advisory agreement with Bridgewater Associates, Inc., (the “Former Trading Advisor”). The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are Series D and World Monitor Trust II– Series F (“Series F”). Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the Managing Owner of the Company and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures and forwards contracts. The financial statements of the Company, including the condensed schedules of investments, are included in Section II of these financial statements and should be read in conjunction with Series D’s financial statements.

Interests owned in one series of the Trust (Series D, E or F) were exchangeable, without any charge, for Interests of one or more other Series on a weekly basis as long as Limited Interests in those Series were being offered to the public. Exchanges were made at the applicable Series’ then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange request was effected. The exchange of Interests was treated as a redemption of Interests in one Series (with the related tax consequences) and the simultaneous purchase of Interests in the other Series. Series E and Series F are no longer offered to the public as those series substantially achieved their subscription maximums during June 2003 and July 2003, respectively. In addition, since July 2003, the offering of interests in Series D has been temporarily suspended. Accordingly, at this time, Interests may not be exchanged. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Redemptions are permitted on a weekly basis.

In the event that the estimated net asset value per Interest of a Series at the end of any business day, after adjustments for distributions and redemptions, declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The statement of financial condition as of June 29, 2007, the statements of operations for the periods March 31, 2007 to June 29, 2007 (“Second Quarter 2007”), April 1, 2006 to June 30, 2006 (“Second Quarter 2006”), January 1, 2007 to June 29, 2007 (“Year-To-Date 2007”) and January 1, 2006 to June 30, 2006 (“Year-To-Date 2006”), and the statements of changes in trust capital for Year-To-Date 2007 and Year-To-Date 2006 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series D as of June 29, 2007 and the results of its operations for the Second Quarter 2007, Second Quarter 2006, Year-To-Date 2007 and Year-To-Date 2006. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Series D has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series D recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of Series D evaluated the impact of adopting FIN 48 on Series D’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on Series D, as Series D’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Owner is currently evaluating the impact of adopting SFAS No. 157 on Series D’s financial statements. At this time, the impact to Series D’s financial statements has not been determined.

Series D allocates profits and losses for both financial and tax reporting purposes to its Interest holders weekly on a pro rata basis based on each owner’s interests outstanding during the week. Distributions (other than redemptions of Interests) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Interest holders. The Managing Owner has not and does not presently intend to make any distributions.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. FEES

Series D paid the Former Trading Advisor a management fee at an annual rate of 1.25% of Series D’s net asset value up until the Former Trading Advisor’s termination on October 13, 2006. The management fee was determined weekly and the sum of such weekly amounts was paid monthly to the Former Trading Advisor. Series D also paid its Former Trading Advisor a quarterly incentive fee equal to 22% of such Former Trading Advisor’s “New High Net Trading Profits” (as defined in the advisory agreement) up to October 13, 2006. The incentive fee was accrued weekly and paid quarterly.

Effective with Series D’s investment in the Company on October 13, 2006, Series D is allocated its proportionate share of the Company’s management fees on a pro rata basis based on Series D’s pro rata capital in the Company. Series D pays the Company’s trading advisor, Campbell & Company, Inc. (the “Company’s Trading Advisor” or “Campbell”), a quarterly incentive fee of 22% of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee is accrued weekly and paid quarterly.

Note 4. RELATED PARTIES

Series D reimburses the Managing Owner or its affiliates for services they perform for Series D, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing, and other administrative services. However, to the extent that general and administrative expenses exceeded 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded such limitations at December 31, 2006, a portion of the expenses related to services provided by the Managing Owner for Series D, as of December 31, 2006 were borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the Second Quarter 2007, Year-to-Date 2007, Second Quarter 2006 and Year-to-Date 2006.

The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

	Second Quarter		Year-To-Date
	2007	2006	2007	2006
Commissions	$181,436	$265,423	$369,911	$518,209
General and administrative	8,833	0	19,530	0

	$190,269	$265,423	$389,441	$518,209

Expenses payable to the Managing Owner and its affiliates (which are included in Accrued expenses payable and Commissions payable) as of June 29, 2007 and December 31, 2006 were $75,413 and $85,123, respectively.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective October 13, 2006, Series D invested its assets in the Company concurrent with the termination of the managed account advised by the Former Trading Advisor. Series D’s investment in the Company represents approximately 28.57% and 30.31% of the net asset value of the Company at June 29, 2007 and December 31, 2006, respectively. The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Campbell to make the trading decisions for the Company. Campbell manages approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio. Series D records its proportionate share of each item of income and expense from the investment in the Company in its statements of operations.

Summarized information for Series D’s investment in the Company is as follows:

	Net Asset Value December 31, 2006	Investments	Gain	Redemption	Net Asset Value June 29, 2007
WMT Campbell Pool L.L.C.	$13,237,677	$0	$856,104	$(2,745,151)	$11,348,630

Series D may make additional contributions to, or redemptions from, the Company on a weekly basis.

Note 6. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

Series D’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not permitted to commingle such assets with its other assets. At June 29, 2007 and December 31, 2006, such segregated assets totaled $149,844 and $17,507, respectively. Part 30.7 of the CFTC regulations also requires Series D’s futures commission merchant to secure assets of Series D related to foreign futures trading which totaled $0 and $0 at June 29, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Second Quarter 2007, Second Quarter 2006, Year-To-Date 2007 and Year-To-Date 2006. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$111.21	$125.75	$119.83	$118.81

Net realized gain and change in net unrealized gain on commodity transactions (1), (3)	15.02	8.90	7.72	17.01
Interest income (1), (3)	1.37	1.51	2.69	2.82
Expenses (1), (3)	(3.24)	(2.85)	(5.88)	(5.33)

Net increase for the period	13.15	7.56	4.53	14.50

Net asset value per interest at end of period	$124.36	$133.31	$124.36	$133.31

Total Return (4)
Total return before incentive fees	12.23%	6.02%	4.18%	12.22%
Incentive fees	(0.41)%	(0.01)%	(0.40)%	(0.01)%

Total return after incentive fees	11.82%	6.01%	3.78%	12.21%

Supplemental Data
Ratios to average net asset value: (3)
Net investment loss before incentive fees (2), (5)	(4.74)%	(3.69)%	(4.64)%	(3.74)%
Incentive fees (4)	(0.41)%	(0.01)%	(0.40)%	(0.01)%

Net investment loss after incentive fees	(5.15)%	(3.70)%	(5.04)%	(3.75)%

Interest income (5)	4.67%	4.18%	4.57%	4.21%

Incentive fees (4)	0.41%	0.01%	0.40%	0.01%
Other expenses (5)	9.41%	7.87%	9.21%	7.95%

Total expenses	9.82%	7.88%	9.61%	7.96%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	For the second quarter and year-to-date 2007, includes the Trust’s proportionate share of income and expenses of WMT Campbell Pool L.L.C.
(4)	Not annualized.
(5)	Annualized

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

June 29, 2007

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

June 29, 2007 (Unaudited) and December 31, 2006

	June 29, 2007	December 31, 2006
ASSETS
Equity in broker trading accounts
Cash in commodity trading accounts	$38,185,293	$41,273,244
Interest receivable	109,259	119,428
Net unrealized gain on open contracts	1,854,203	2,624,455

Total assets	$40,148,755	$44,017,127

LIABILITIES
Commissions payable	$4,047	$3,589
Management fee payable	76,977	86,212
Redemptions payable	343,692	252,167

Total liabilities	424,716	341,968

MEMBERS’ CAPITAL (Net Asset Value)
Member D	11,348,630	13,237,677
Member F	28,375,409	30,437,482

Total members’ capital
(Net Asset Value)	39,724,039	43,675,159

Total liabilities and members’ capital	$40,148,755	$44,017,127

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

June 29, 2007 (Unaudited) and December 31, 2006

	June 29, 2007		December 31, 2006
	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures Contracts

Futures contracts purchased:
Commodities	(0.04)%	$(14,487)	(1.14)%	$(499,055)
Interest rates	(0.03)%	(12,439)	(0.11)%	(46,217)
Stock indices	0.41%	162,129	1.17%	509,839

Net unrealized gain (loss) on futures contracts purchased	0.34%	135,203	(0.08)%	(35,433)

Futures contracts sold:
Commodities	(0.05)%	(21,778)	0.10%	45,153
Interest rates	1.56%	619,142	2.67%	1,164,767
Stock indicies	0.00%	1,251	0.00%	0

Net unrealized gain on futures contracts sold	1.51%	598,615	2.77%	1,209,920

Net unrealized gain on futures contracts	1.85%	$733,818	2.69%	$1,174,487

Forward Contracts

Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	4.51%	$1,793,079	(1.64)%	$(717,310)

Net unrealized gain on over the counter contracts purchased	0.01%	5,779	0.00%	0

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	(1.70)%	(676,226)	4.96%	2,167,278

Net unrealized loss on over the counter contracts sold	(0.01)%	(2,247)	0.00%	0

Net unrealized gain on forward contracts	2.81%	$1,120,385	3.32%	$1,449,968

Net unrealized gain on futures and forward contracts		$1,854,203		$2,624,455

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Periods March 31, 2007 to June 29, 2007 and April 1, 2006 to June 30, 2006 and

January 1, 2007 to June 29, 2007 and January 1, 2006 to June 30, 2006

(Unaudited)

	For the Period March 31, 2007 to June 29, 2007	For the Period April 1, 2006 to June 30, 2006	For the Period January 1, 2007 to June 29, 2007	For the Period January 1, 2006 to June 30, 2006
REVENUES
Realized	$3,821,475	$(681,036)	$3,243,942	$(1,376,132)
Change in unrealized	1,274,340	(1,332,028)	(770,252)	1,329,080
Interest income	462,281	443,071	936,755	870,548

Total revenues	5,558,096	(1,569,993)	3,410,445	823,496

EXPENSES
Commissions	31,044	25,905	54,459	58,730
Management fee	202,862	177,996	410,303	364,916
General and administrative	620	0	8,812	0

Total expenses	234,526	203,901	473,574	423,646

NET INCOME (LOSS)	$5,323,570	$(1,773,894)	$2,936,871	$399,850

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Periods January 1, 2007 to June 29, 2007 and

January 1, 2006 to June 30, 2006

(Unaudited)

	Members’ Capital
	Member D	Member F	Total
For the period January 1, 2007 to June 29, 2007
Balances at December 31, 2006	$13,237,677	$30,437,482	$43,675,159
Net income for the period January 1, 2007 to June 29, 2007	856,104	2,080,767	2,936,871
Redemptions	(2,745,151)	(4,142,840)	(6,887,991)

Balances at June 29, 2007	$11,348,630	$28,375,409	$39,724,039

	Members’ Capital
	Member A	Member F	Total
For the period January 1, 2006 to June 30, 2006
Balances at December 31, 2005	$2,160,971	$36,596,444	$38,757,415
Net income for the period January 1, 2006 to June 30, 2006	24,253	375,597	399,850
Redemptions	(400,504)	(4,651,942)	(5,052,446)

Balances at June 30, 2006	$1,784,720	$32,320,099	$34,104,819

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

The statement of financial condition, including the condensed schedule of investments, as of June 29, 2007, the statements of operations for the periods March 31, 2007 to June 29, 2007 (“Second Quarter 2007”), April 1, 2006 to June 30, 2006 (“Second Quarter 2006”), January 1, 2007 to June 29, 2007 (“Year-To-Date 2007”) and January 1, 2006 to June 30, 2006 (“Year-To-Date 2006”), and the statements of changes in members’ capital (net asset value) for Year-To-Date 2007 and Year-To-Date 2006, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 29, 2007, and the results of operations for the Second Quarter 2007, Second Quarter 2006, Year-To-Date 2007 and Year-To-Date 2006. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Commodity futures and foreign exchange transactions are reflected in the accompanying statement of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The Company has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Member of the Company evaluated the impact of adopting FIN 48 on the Company’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on the Company, as the Company’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Preferred is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial statements. At this time, the impact to the Company’s financial statements has not been determined.

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

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. FEES (CONTINUED)

B.	Management Fees

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

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 29, 2007 and December 31, 2006, such segregated assets totaled $23,034,329 and $29,693,922, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $4,254 and $(47,030) at June 29, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

As of June 29, 2007, all open futures contracts mature within nine months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Second Quarter 2007, Second Quarter 2006, Year-To-Date 2007 and Year-To-Date 2006. This information has been derived from information presented in the financial statements.

	Second Quarter 2007		Year-To-Date 2007
	Member D	Member F	Member D	Member F
Total return (1)	14.24%	14.24%	7.84%	7.84%

Total expenses(2)	(2.34)%	(2.33)%	(2.29)%	(2.29)%

Net investment income (2)	2.27%	2.26%	2.24%	2.24%

	Second Quarter 2006		Year-To-Date 2006
	Member A	Member F	Member A	Member F
Total return (1)	(4.97)%	(4.97)%	1.25%	1.08%

Total expenses(2)	(2.12)%	(2.12)%	(2.23)%	(2.22)%

Net investment income (2)	2.49%	2.49%	2.34%	2.35%

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

This report on Form 10Q (the “Report”) for the quarter ending June 29, 2007 (“Second Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Managing Owner”), the managing owner of World Monitor Trust II – Series D (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, Series E and Series F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The Managing Owner serves as the managing owner of the Trust and each Series, including Registrant. Registrant was formed to engage in the speculative trading of commodity futures and forward contracts. The Registrant’s fiscal year for book and tax purposes ends on December 31.

Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

Effective October 13, 2006, Registrant terminated its managed account advised by Bridgewater Associates, Inc. and contributed substantially all of its net assets to WMT Campbell Pool, L.L.C. (the “Trading Vehicle”), a Delaware limited liability company. Registrant received a voting membership interest in the Trading Vehicle, which was formed to function as an aggregate trading vehicle for its members. Registrant and Series F are the sole members of the Trading Vehicle. The Managing Owner is the managing owner of Registrant and Series F and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures and forwards contracts. The Trading Vehicle has entered into an advisory agreement (the “Advisory Agreement”) with Campbell & Company, Inc. (the “Trading Advisor”), whereby the Trading Advisor makes the trading decisions for the Trading Vehicle and, in turn, Registrant. All references herein to Registrant’s relationship with the Trading Advisor shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisor through Registrant’s investment in the Trading Vehicle. The financial statements of the Trading Vehicle, including the condensed schedules of investments, are included in Section II of Registrant’s financial statements and should be read in conjunction with Registrant’s financial statements.

Managing Owner and its Affiliates

Preferred has been the managing owner of Registrant since October 1, 2004. Prior to that date, Prudential Securities Futures Management Inc. served as managing owner of Registrant. The term Managing Owner, as used herein, refers either to Prudential Securities Futures Management Inc. or Preferred, depending upon the applicable period discussed.

The Managing Owner is required to maintain at least a 1% interest in Registrant so long as it is acting as Registrant’s Managing Owner.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures and forward contracts that have certain of the same investment policies as Registrant.

Registrant does not currently, and does not intend in the future to, solicit the sale of additional Interests. As such, Registrant does not compete with other entities to attract new fund participants. However, to the extent that a Trading Advisor recommends similar or identical trades to Registrant and other accounts that it manages, Registrant may compete with those accounts, as well as with other market participants, for the execution of the same or similar trades.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2006 (“Registrant’s 2006 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

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

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Managing Owner is currently evaluating the impact of adopting SFAS No. 157 on Registrant’s financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

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

For Second Quarter 2007, the period January 1, 2007 to June 29, 2007 (“Year-To-Date 2007”), the period April 1, 2006 to June 30, 2006 (“Second Quarter 2006”), the period January 1, 2006 to June 30, 2006 (“Year-To-Date 2006”), the period March 26, 2005 to June 24, 2005 (“Second Quarter 2005”) and the period January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”) there were no subscriptions of Limited Interests.

For Second Quarter 2007, Second Quarter 2006 and Second Quarter 2005, there were no subscriptions of General Interests. For Year-To-Date 2007, Year-To-Date 2006 and Year-To-Date 2005, subscriptions of General Interests were $2,200, $0 and $0, respectively.

Interests in Registrant may be redeemed on a weekly basis. Redemptions of Limited Interests for Second Quarter 2007, Year-To-Date 2007 and for the period from March 13, 2000 (commencement of operations) to June 29, 2007 were $2,076,019, $2,271,617 and $12,420,624, respectively. Redemptions of Limited Interests for Second Quarter 2006, Year-To-Date 2006 and for the period from March 13, 2000 (commencement of operations) to June 30, 2006 were $452,744, $1,464,373 and $7,777,867, respectively. Redemptions of Limited Interests for Second Quarter 2005, Year-To-Date 2005 and for the period from March 13, 2000 (commencement of operations) to June 24, 2005 were $503,441, $881,779 and $10,992,900, respectively.

Redemptions of General Interests for Second Quarter 2007, Year-To-Date 2007 and for the period from March 13, 2000 (commencement of operations) to June 29, 2007 were $345, $1,699 and $105,126, respectively. Redemptions of General Interests for Second Quarter 2006, Year-To-Date 2006 and for the

period from March 13, 2000 (commencement of operations) to June 30, 2006 were $6,285, $21,249 and $76,493, respectively. Redemptions of General Interests for Second Quarter 2005, Year-To-Date 2005 and for the period from March 13, 2000 (commencement of operations) to June 24, 2005 were $0, $0 and $97,348, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Limited Interests may no longer be exchanged for Limited Interests in Series E or Series F, nor may Limited Interests in Series E or Series F be exchanged for Limited Interests in Registrant.

On August 25, 2006, Registrant received a voting membership interest in the Trading Vehicle. Effective October 13, 2006, Registrant contributed substantially all of its net assets to the Trading Vehicle following the termination of its trading advisory agreement with Bridgewater Associates, Inc. At June 30, 2007, 100% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker credits the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income earned in its accounts with the clearing broker during each month.

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

Market Overview

Following is a market overview for Second Quarter 2007 and Second Quarter 2006:

Second Quarter 2007

In the US, generally tame inflation readings in the second quarter appeared to lessen the pressure on the US Federal Reserve (“Fed”) and the most recent Federal Open Market Committee (“FOMC”) statement pointed to relatively balanced risks. The Fed Chairman, Ben Bernanke, former chairman Alan Greenspan and others have issued statements that the subprime situation, while clearly a concern, should not prove to be a major contagion.

Inflation news was encouraging, with Core Consumer Prices rising well within the Fed’s comfort zone. The headline Producer Price Index’s (“PPI”) rise was slightly worrisome, but the more-closely-watched Core PPI’s rise was more benign. Industrial Production was flat overall while Capacity Utilization dipped slightly. Retail sales jumped in May, with the largest gain in sixteen months. Gasoline, auto supplies, building supplies and clothing led the charge as consumers still appeared mostly undaunted. Leading indicators increased slightly in May, suggesting the economy is weathering the housing and gasoline price storm. On the manufacturing side, the Philly Fed Index saw its highest reading in two years.

Overall, the employment picture in the second quarter continued to look quite healthy. Nonfarm payrolls rose in May while the unemployment rate is forecast to remain unchanged. Average hourly earnings rose slightly.

Housing persists as the US economy’s primary risk. During the second quarter, signs of slight improvements seen in May were absent in June. For the first five months of the year, both housing permits and housing starts were off more than 25%. The South, considered the engine of growth for the housing sector, provided the weakest performance during the second quarter. The Home Builders Confidence Index fell to a sixteen-year low in June. Existing home sales also fell slightly and existing home inventories rose. Prices in the ten largest US cities are declining at the fastest pace in sixteen years.

Predictions for third quarter Gross Domestic Product (“GDP”), a measure of economic growth, are seen higher. The International Monetary Fund issued a report stating that the US economy remained close to the 2% annualized GDP “stall speed.” However, while the inflation picture might dictate against a Fed rate cut, this economic growth scenario is seen by many to counter a rate hike.

Foreign interest rate yields have been rising across the board. The European Union (“EU”), Great Britain, Switzerland and New Zealand all raised rates in the second quarter. The Reserve Bank of Australia remained unchanged, but its statements were seen as hawkish. Many market participants view the Bank of Japan to remain on hold after its recent first quarter increase.

Currencies: The US dollar saw a record low against the euro during the second quarter. Rising European interest rates encouraged demand for the euro. EU economic data for the most part continue to indicate solid growth and a modest inflation threat. Central bank diversification into the euro was also a positive factor. The British pound sterling also rose against the dollar during the quarter. Inflation concerns, capacity constraints and elevated housing prices have led the Bank of England to maintain a hawkish tone, including a second quarter rate hike and expectations of more to come during the third quarter. The country’s new prime minister, Gordon Brown, was quickly tested by a series of terror attacks, but the pound showed little reaction.

During the quarter, the Japanese yen was pressured by the US dollar and also on a carry trade basis against the Australian and New Zealand dollars. Japanese economic data has been moderate, with little hint of inflation. The Peoples Bank of China continues to drain liquidity and increase interest rates gradually. It has made mild concessions to the US, but is moving slowly regarding reform. The Chinese yuan had its strongest quarter since the dollar link was eliminated in 2005. The Australian dollar continues to be firm, and recent upward GDP revisions have rekindled inflation fears. New Zealand raised rates to 8.00% in May, citing consumer inflation. The Canadian dollar reached a thirty-year high against the US Dollar in the second quarter.

Energies: After trading between $60 and $65 for much of the second quarter, crude broke out to the upside in June, topping $70 for the first time in nine months. Concerns surrounding product availability, refinery utilization, geopolitical factors including Venezuelan nationalization, Nigerian unrest, Iran’s nuclear program and Hamas aggression, along with a terror threat in the UK, all served to push prices higher. In addition, refinery utilization at the end of June stood well under the seasonal norm.

Heating oil mirrored crude’s June breakout and ended the quarter over 5% higher. Distillate inventories are now substantially below last season’s levels. A series of refinery outages that have been slow to get back on line have placed supplies at dangerously low levels, particularly with the peak hurricane season not yet reached. Distillate fuel demand is up almost 4% from 2006 levels. Reformulated gasoline prices rose over 10% during the quarter overall and prices at the pump peaked in late May. Consumer resistance seemed limited during the second quarter.

Trading patterns were volatile and natural gas prices fell over 16% during the second quarter as supply built and the weather held extremely benign.

Grains: Corn prices were extremely volatile during the quarter. The June USDA Supply and Demand Report caused prices to increase, only to drop on the heels of a bullish Planted Acreage Report, which inferred that more acres of corn would be planted in the season ahead than in any other period since the mid 1940’s, when the US attempted to feed post-war Europe. Wheat prices reached their highest prices in more than a decade during the last trading session of the second quarter. This strength came as a result of a continually tightening global demand, which has been exacerbated by the worst drought seen in Australia in more than 100 years. The USDA Planted Acreage Report showed that as a result of higher prices, more than a 5% increase in wheat had been sown this season, consistent with the Intentions Report. From the Intentions Report, and the data gleaned from the estimates of other crops, it is apparent that corn acreage was increased at the expense of beans and cotton and that wheat plantings were consistent. Soybean prices were volatile during the quarter, rocked by the Planted Acreage Report that revealed that soybean acreage had been reduced by approximately 15%. Cotton prices climbed steadily during the quarter due to a tightening supply/demand scenario. The Report also revealed that cotton acreage would be cut by 27% from the previous season.

Indices: US stocks ended the quarter higher overall, but off their highs late reached during the quarter. Strength in foreign equities, hectic M&A activity, forecast earnings and solid global growth lent support. The recent spike to 5.32% in the benchmark 10-Year note could prove to be a high for an extended period and many market participants feel that the latest FOMC minutes suggest that the Fed will remain on hold for an extended period. The summer season is upon the market, M&A activity appears to have slowed somewhat and the markets continue to watch the subprime sector with caution.

In Europe, it was a good quarter for the three largest indices, the German DAX, French CAC and UK FTSE, and for the region in general. All three major industries scored seven-year highs during the second quarter while closing somewhat below those levels. Even the specter of higher interest rates from the European Central Bank and the Bank of England failed to meaningfully diminish enthusiasm, but the weaker US markets and the terror issue in the UK did weigh on market psychology during the final days of June as the euro bourses turned in a mixed June performance.

Asian equity indices also scored second quarter gains and, like Europe, attracted significant foreign capital flows. The Shanghai market was particularly volatile during the quarter but had a clear upside bias as it ended June. Japan was aided by decent economic data as well as low inflation and the prospect of no imminent rate hike from the Bank of Japan. The Hang Seng finished higher and the Australian All Ordinaries were able to withstand hawkish comments from the Reserve Bank of Australia and soar to record levels.

Interest Rates: June proved a volatile month for US treasuries, on the back of substantial risk aversion mentality. They became the asset of choice as subprime issues, including the Bear Stearns/Merrill Lynch situation took center stage. However, generally tame inflation readings appeared to lessen pressure on the Fed and the most recent FOMC statement pointed to relatively balanced risks.

Sharply higher foreign rates were a factor in rising yields, but that lessened to some degree in the final weeks of the quarter. The EU, UK and Switzerland all hiked rates in the second quarter. The Reserve Bank of Australia sounded hawkish as the quarter ended. The Bank of Japan remained unchanged, after raising rates in the first quarter. Yields on the 10-year German Bund hit a new high during the quarter.

Metals: Volatile copper prices closed well over their first quarter close. A series of labor problems in Chile, Peru, Mexico and Canada were particularly supportive in the final half of June. LME spreads remain in backwardation, indicating supply tightness. Refined consumption continues to grow faster than production. Aluminum prices were quiet during the quarter. In contrast, nickel prices were quite volatile, plunging over 20% in June alone, after being one of the top performers of the Dow Jones/AIG Index. Warehouse stocks are still low, but they have been steadily rising and stainless steel demand has decreased somewhat. Zinc prices continue to fall, down over 20% for the year to date, despite overall strong global demand. Lead prices were higher in the second quarter on tight inventories and strong demand. China, the world’s largest lead producer, imposed a 10% tax on overseas sales. Tin prices finished the quarter slightly off their mid-March eighteen-year high. Gold prices were defensive during most of the second quarter, down slightly overall. Heavy selling from European central banks was a particular negative. Volatility was a watchword for silver during the quarter as funds moved in and out of the metal with most of the activity on the sell side during the final half of June as indicated in CFTC data. Platinum finished up slightly overall for the quarter. Global industrial demand has been solid, with strong jewelry demand and an increase in autocatalytic usage spurred by a growing diesel market. Palladium also ended the quarter slightly higher. South African labor concerns lent support to prices.

Softs: An increased sugar supply from Brazil was the latest bearish report for the commodity. Last year’s high prices, which encouraged increased production, are now taking their toll on prices. Coffee prices also fell during the second quarter, due to similarly rising inventories and favorable Brazilian weather. Cocoa prices rose to a four-year high after an attack on the prime minister of the Ivory Coast, pointing out how severe the country’s unrest is and restoring the “war premium” that had temporarily been lost in the cocoa market. Live cattle prices fell slightly during the second quarter and are down slightly year to date. Lower corn prices were noted in May and June, after cattle ranchers suffered with high feed prices for much of the year. An easing in the hype surrounding ethanol helped push corn prices lower. Cattle is now in peak-demand barbeque season and exports continue to be strong. Inventories are ample but show some evidence of decline. Live hog prices were volatile in the second quarter and ended the first half of the year down over 5% overall.

Second Quarter 2006

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

Currencies: Interest rates were the primary drivers of the currency sector in the second quarter of 2006. The U.S. dollar suffered against the euro as the ECB appears to be at the beginning of its rate hike cycle and the Fed appears to be close to the end. Additionally, a continued pattern of improving economic data in the Eurozone was noted throughout the quarter, particularly from Germany, the leading driver of the region’s growth. The euro also benefited from central bank currency diversification away from the U.S. dollar as the global reserve currency, as Russia, China, Sweden, and the United Arab Emirates were prominent in this trend, which is expected to continue. Despite this pressure, the U.S. dollar attracted flight to safety support in mid June when the Korean missile crisis emerged.

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

Energies: The energy sector was volatile in the second quarter of 2006. Crude ended the quarter around $74 per barrel, up approximately 8.5% from the end of the previous quarter. Geopolitical uncertainty regarding Iran, North Korea and Nigeria were supportive of crude. Additional support is coming from increased demand from China and India. The price at the pump for unleaded gasoline remains high, but demand continued to display a relatively inelastic pattern. The only component of the sector that fell was natural gas. With plenty of supply, moderate temperatures and a slow start to the hurricane season, prices of natural gas continued their downward slide.

Grains: The sector was mixed for the quarter. On the production side of the equation, weather played the single largest role in corn prices for the second quarter. On a week-by-week basis, as chances for seasonally beneficial precipitation ebbed and flowed, corn prices moved higher and lower respectively. The start of the period found the corn market firmly ensconced in an uptrend that began at the end of calendar year 2005, but prices fell off sharply in June after the release of a U.S. Department of Agriculture (“USDA”) Supply/Demand Report that raised questions about the demand for corn. The decline in corn prices, along with many other commodity markets, may have had its roots in a consumption-restricting announcement made by the Chinese government. The statement made was that internal growth needed to be slowed, in light of a too-rapidly expanding economy. The graphic profile of the wheat market is almost identical as that seen in corn. For most of the second quarter, soybean prices moved sideways. Due to China’s dependence on Brazilian soybean imports, the tightening credit situation in China will likely not have as great a bearing on U.S. soybean prices.

Indices: By and large, global equity indices were lower in the second quarter of 2006 versus the first quarter of 2006. For most of the quarter, U.S. stocks suffered from the uncertainty surrounding the interest rate environment and from fears that the U.S. economy was slowing, mainly due to higher energy prices and a softer housing sector. The S&P 500 ended the quarter down 1.9% and the NASDAQ ended the quarter down 7.2%. Going forward U.S. equities are likely to remain highly sensitive to any events that might alter the outlook for the Fed, particularly inflation related data.

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

Interest Rates: U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

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

Metals: Gold had been in an upside surge for the entire year until things finally came to an end, at least temporarily, in late May. Global liquidity tightness, particularly in the Far East, which impacted other commodities as well as the equity and fixed income markets, served as a clear negative for gold and essentially put an end to the rally. Geopolitical concerns surrounding Iran, Iraq and Korea have been supportive for gold and are likely to aid the bull case in coming weeks. In addition, reserve asset diversification is likely to persist. Russia, China and Sweden, along with the United Arab Emirates and other petro-nations were active in that regard during the second quarter. Petrodollars have been flowing into gold for much of the year, although that slowed somewhat in June. Silver followed a similar pattern to gold, retaining its dependent relationship with the yellow metal.

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

Softs: The sector was mixed for the second quarter, with several markets experiencing significant sell-offs in May. Sugar had been extremely firm in the first quarter through mid second quarter, before undergoing a correction in May. Following a weak performance in May, which saw sugar decline over 11%, prices rebounded in June. However, the outlook is uncertain, as the weather in Brazil’s sugar producing areas has been crop friendly after a period of dry conditions. Coffee prices also fell in May, losing 10%. Brazilian weather has been excellent, which weighed on sentiment throughout the second quarter. The harvest has been moving at a brisk pace and at 35% complete for the season, is ahead of schedule. The second quarter saw cocoa prices trend higher. The Ivory Coast was the focus after the disarmament process broke down yet again. Cattle scored gains in May and June as the USDA announced an agreement with Japan to restart U.S. beef exports to that nation. Hogs also put in a strong June, as Far Eastern demand remained brisk.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2007 and Second Quarter 2006 are presented below.

Second Quarter 2007

Currencies: (+) Losses were experienced in: Australian dollar; Canadian dollar; Singapore dollar; South African rand; euro versus Japanese yen and British pound; and Swiss franc. Gains were made in: Japanese yen; British pound; euro; Mexican peso; and New Zealand dollar.

Energies: (-) Losses were experienced in Brent crude, crude oil, heating oil and gasoline. Gains were made in gas oil and natural gas.

Indices: (+) Gains were made in All Ordinaries, CAC 40, DAX, DJ Stoxx 50, FTSE 100, Hang Seng, NASDAX 100, Nikkei and the Taiwan Indices. Losses were experienced in the IBEX Plus 35 and the S&P 500 mini indices.

Interest Rates: (+) Losses were experienced in Canadian bonds, Japanese Government Bonds and Short Sterling. Gains were made in Australian T-Bills and 10-year and 3-year Bonds, Canadian Bankers Acceptances, Euribor, Eurodollar, Euroswiss, German 2-year Bonds, German Bobl, German Bund, London Gilt and U.S. Treasury Notes and Bonds.

Metals: (-) Losses were experienced in gold and zinc. Gains were made during this quarter from positions in copper.

Second Quarter 2006

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of June 29, 2007 was $124.36, an increase of 3.78% from the December 31, 2006 Net Asset Value per Interest of $119.83 and an increase of 11.82% from the March 30, 2007 Net Asset Value per Interest of $111.21. The Net Asset Value per Interest as of June 30, 2006 was $133.31, an increase of 12.21% from the December 31, 2005 Net Asset Value per Interest of $118.81 and an increase of 6.01% from the March 31, 2006 Net Asset Value per Interest of $125.75. The Net Asset Value per Interest as of June 24, 2005 was $128.69, an increase of 4.04% from the December 31, 2004 Net Asset Value per Interest of $123.69 and a decrease of 0.45% from the March 25, 2005 Net Asset Value per interest of $129.27. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $1,508,000 and $717,000, respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2006 and Year-To-Date 2006 were approximately $1,177,000 and $2,305,000, respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2005 and Year-To-Date 2005 were approximately $153,000 and $1,616,000, respectively.

Registrant’s net assets decreased during Second Quarter 2007 and Year-To-Date 2007 in comparison to Second Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions which were partly offset by positive trading performance. Registrant’s net assets decreased for the Second Quarter 2006 and Year-To-Date 2006 compared to Second Quarter 2005 and Year-To-Date 2005 due to the effect of redemptions, offset in part by positive trading performance. Registrant’s net assets for Second Quarter 2005 and Year-To-Date 2005 decreased in comparison to Second Quarter of 2004 and Year-To-Date 2004 due to the effect of redemptions, offset in part by positive trading performance.

Interest income is earned on the average balances maintained with the clearing broker at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2007 and Year-To-Date 2007 was approximately $139,000 and $284,000, respectively, a decrease of approximately $58,000 and $94,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels. Interest income during Second Quarter 2006 and Year-To-Date 2006 increased by approximately $59,000 and $138,000, respectively, as compared to Second Quarter 2005 and Year-To-Date 2005, primarily due to higher interest rates. Interest income during Second Quarter 2005 and Year-To-Date 2005 increased by approximately $86,000 and $138,000, respectively, as compared to Second Quarter 2004 and Year-To-Date 2004, primarily due to higher interest rates.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association fee, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $191,000 and $386,000, respectively, a decrease of approximately $90,000 and $163,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset value. Commissions and other transaction fees during Second Quarter 2006 and Year-To-Date 2006 decreased by approximately $49,000 and $98,000, respectively, as compared to Second Quarter 2005 and Year-To-Date 2005, primarily due to a decrease in net assets. Commissions and other transaction fees during Second Quarter 2005 and Year-To-Date 2005 increased by approximately $14,000 and

$5,000, respectively, as compared to Second Quarter 2004 and Year-To-Date 2004, primarily due to increased trading.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $60,000 and $123,000, respectively, an increase of approximately $5,000 and $15,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to an increase in the management fee rate from 1.25% to 2.00%, offset in part by decreasing net assets. Management fees during Second Quarter 2006 and Year-To-Date 2006 decreased by approximately $7,000 and $13,000, respectively, as compared to Second Quarter 2005 and Year-To-Date 2005, primarily due to a decrease in net assets. Management fees during Second Quarter 2005 and Year-To-Date 2005 decreased by approximately $1,000 and $7,000, respectively, as compared to Second Quarter 2004 and Year-To-Date 2004, primarily due to a decrease in net assets.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. Incentive fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $49,000 and $49,000, respectively. Incentive fees earned during Second Quarter 2006 and Year-To-Date 2006 were approximately $1,000 and $1,000, respectively. Incentive fees earned during the Second Quarter 2005 and Year-To-Date 2005 were approximately $0 and $226,000, respectively.

General and administrative expenses during Second Quarter 2007 and Year-To-Date 2007 were approximately $30,000 and $62,000, respectively. General and administrative expenses during Second Quarter 2006 and Year-To-Date 2006 were approximately $36,000 and $56,000, respectively. General and administrative expenses during Second Quarter 2005 and Year-To-Date 2005 were approximately $0 and $59,000, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses), such amounts are borne by the Managing Owner and its affiliates. No such expenses exceeded these limits during the Second Quarter 2007, Year-To-Date 2007, Second Quarter 2006, Year-To-Date 2006, Second Quarter 2005 and Year-To-Date 2005.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 29, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 29, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by the Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade plus a fixed percentage of net assets and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

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

WORLD MONITOR TRUST II – SERIES D

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: August 13, 2007
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 13, 2007
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)