Form 10-Q
period 2008-03-28
WORLD MONITOR TRUST II SERIES D
filed 2008-05-12
CIK 1090697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

WORLD MONITOR TRUST II – SERIES D

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 28, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES D

FINANCIAL STATEMENTS

March 28, 2008

WORLD MONITOR TRUST II – SERIES D

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 28, 2008 (Unaudited) and December 31, 2007

	March 28, 2008	December 31, 2007
ASSETS
Cash	$43,035	$52,766
Investment in WMT Campbell Pool L.L.C., at net asset value (99.45% and 99.42% of net asset value, respectively)	6,599,152	7,240,815
Redemptions receivable from WMT Campbell Pool L.L.C.	20,329	15,977
Receivable from Managing Owner	52,845	52,845

Total assets	$6,715,361	$7,362,403

LIABILITIES
Accrued expenses	$43,604	$34,281
Commissions and other transaction fees payable	30,967	37,430
Redemptions payable	5,026	7,534

Total liabilities	79,597	79,245

TRUST CAPITAL (Net Asset Value)
Limited interests (65,364.817 and 71,218.556 interests outstanding) at March 28, 2008 and December 31, 2007, respectively	6,568,834	7,209,262
Managing Owner interests (666.000 and 730.000 interests outstanding) at March 28, 2008 and December 31, 2007, respectively	66,930	73,896

Total trust capital (Net Asset Value)	6,635,764	7,283,158

Total liabilities and trust capital	$6,715,361	$7,362,403

Net Asset Value per Limited and Managing Owner Interest

March 28, 2008	December 31, 2007
$100.49	$101.23

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

CONDENSED STATEMENTS OF OPERATIONS

For the Period January 1, 2008 to March 28, 2008 and

For the Period January 1, 2007 to March 30, 2007

(Unaudited)

	For the Period January 1, 2008 to March 28, 2008	For the Period January 1, 2007 to March 30, 2007
NET LOSS FROM TRUST OPERATIONS:
REVENUES
Interest income	$63	$476

Total revenues	63	476

EXPENSES
Brokerage commissions and other transaction fees	100,409	188,475
General and administrative	40,265	29,842
Incentive fees	0	362

Total expenses	140,674	218,679

NET LOSS FROM TRUST OPERATIONS	(140,611)	(218,203)

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	66,380	(174,828)
Change in unrealized	33,165	(615,860)
Interest income	38,199	143,713

Total revenues	137,744	(646,975)

EXPENSES
Brokerage commissions and other transaction fees	3,049	7,087
Management fee	33,253	62,835
General and administrative	13,155	2,481

Total expenses	49,457	72,403

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	88,287	(719,378)

NET LOSS	$(52,324)	$(937,581)

NET LOSS PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST

Net loss per weighted average Limited and Managing Owner interest	$(0.76)	$(8.55)

Weighted average number of Limited and Managing Owner interests outstanding	68,968	109,722

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2008 to March 28, 2008 and

For the Period January 1, 2007 to March 30, 2007

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2008 to March 28, 2008
Trust capital at December 31, 2007	71,948.556	$7,209,262	$73,896	$7,283,158
Redemptions	(5,917.739)	(588,614)	(6,456)	(595,070)
Net loss for the period January 1, 2008 to March 28, 2008	0.000	(51,814)	(510)	(52,324)

Trust capital at March 28, 2008	66,030.817	$6,568,834	$66,930	$6,635,764

For the period January 1, 2007 to March 30, 2007
Trust capital at December 31, 2006	110,484.083	$13,109,447	$130,138	$13,239,585
Additions	18.171	0	2,200	2,200
Redemptions	(1,636.214)	(195,598)	(1,354)	(196,952)
Net loss for the period January 1, 2007 to March 30, 2007	0.000	(928,041)	(9,540)	(937,581)

Trust capital at March 30, 2007	108,866.040	$11,985,808	$121,444	$12,107,252

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Since August 25, 2006, World Monitor Trust II – Series D (“Series D”) has a voting membership interest in WMT Campbell Pool L.L.C. (the “Company”). The Company was formed to function as an aggregate trading vehicle. The investment in the Company is represented on Series D’s statements of financial condition at the net asset value as reported by the Company. The sole members of the Company are Series D and World Monitor Trust II – Series F (“Series F”). Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the Managing Owner of each of the Series, and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures, forwards and option contracts. The financial statements of the Company, including the condensed schedules of investments, are included in Section II of these financial statements and should be read in conjunction with Series D’s financial statements.

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The statement of financial condition as of March 28, 2008, the statements of operations and changes in trust capital for the periods January 1, 2008 to March 28, 2008 (“First Quarter 2008”) and January 1, 2007 to March 30, 2007 (“First Quarter 2007”) are unaudited. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series D as of March 28, 2008 and the results of its operations for the First Quarter 2008 and First Quarter 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series D’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The financial statements of Series D are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Series D has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series D recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Series D has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred, as Managing Owner of Series D, evaluated the impact of adopting FIN 48 on Series D’s financial statements. The adoption of FIN 48 had no material impact on Series D, as Series D’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Trust adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in these financial statements. Approximately $0 or 0.00% of Series D’s investments at March 28, 2008 is classified as Level 1 or Level 2 and $6,599,152 or 100.00% is classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $0 or 0.00% of Series D’s investments at December 31, 2007 is classified as Level 1 or Level 2 and $7,240,815 or 100.00% is classified as Level 3 using the fair value hierarchy of SFAS 157.

Investments classified as Level 3 under SFAS 157 represent Series D’s investment in the Company and are valued weekly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. A table presenting the changes in the Level 3 fair value category for the period January 1, 2008 to March 28, 2008 is provided in Note 5 of these financial statements. Of the $88,287 gain for the period January 1, 2008 to March 28, 2008 reported on Level 3 investments in Note 5, $33,165 represents a change in unrealized allocated from the Company on Series D’s statement of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

Preferred, as Managing Owner of Series D, evaluated the impact adoption of SFAS 159 will have on Series D’s financial statements. Series D elected not to adopt SFAS 159, as it did not have a material effect on Series D’s financial statements.

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

Interest income is recorded on an accrual basis.

Note 3.	FEES

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

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES

Series D reimburses the Managing Owner or its affiliates for services they perform for Series D, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing, and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the First Quarter 2008 and First Quarter 2007.

The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

	First Quarter 2008	First Quarter 2007
Commissions	$100,409	$188,475
General and administrative	13,480	10,697

	$113,889	$199,172

Expenses payable to the Managing Owner and its affiliates (which are included in Accrued expenses payable and Commissions payable) as of March 28, 2008 and December 31, 2007 were $44,447 and $50,850, respectively.

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Series D’s investment in the Company represents approximately 25.86% and 26.73% of the net asset value of the Company at March 28, 2008 and December 31, 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Campbell to make the trading decisions for the Company. Campbell manages approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio. Series D records its proportionate share of each item of income and expense from the investment in the Company in its statements of operations.

Summarized information for Series D’s investment in the Company is as follows:

	Net Asset Value December 31, 2007	Investments	Gain	Redemption	Net Asset Value March 28, 2008
WMT Campbell Pool L.L.C.	$7,240,815	$0	$88,287	$(729,950)	$6,599,152

	Net Asset Value December 31, 2006	Investments	Loss	Redemption	Net Asset Value March 30, 2007
WMT Campbell Pool L.L.C.	$13,237,677	$0	$(719,378)	$(400,319)	$12,117,980

Series D may make additional contributions to, or redemptions from, the Company on a weekly basis.

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

Series D’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not permitted to commingle such assets with its other assets. At March 28, 2008 and December 31, 2007, such segregated assets totaled $0 and $0, respectively. Part 30.7 of the CFTC regulations also requires Series D’s futures commission merchant to secure assets of Series D related to foreign futures trading which totaled $0 and $0 at March 28, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the period January 1, 2008 to March 28, 2008 and for the period January 1, 2007 to March 30, 2007. This information has been derived from information presented in the financial statements.

Per Interest Performance (for an Interest outstanding throughout the entire period)	First Quarter 2008	First Quarter 2007
Net asset value per Interest at beginning of period	$101.23	$119.83

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1), (3)	1.47	(7.28)
Interest income(1), (3)	0.55	1.31
Expenses(1), (3)	(2.76)	(2.65)

Net decrease for the period	(0.74)	(8.62)

Net asset value per Interest at end of period	$100.49	$111.21

Total Return(4)
Total return before incentive fees	(0.73)%	(7.19)%
Incentive fees	0.00%	0.00%

Total return after incentive fees	(0.73)%	(7.19)%

Supplemental Data

Ratios to average net asset value:(3)
Net investment loss before incentive fees(2), (5)	(8.77)%	(4.56)%
Incentive fees(4)	0.00%	0.00%

Net investment loss after incentive fees	(8.77)%	(4.56)%

Interest income(5)	2.21%	4.49%

Incentive fees(4)	0.00%	0.00%
Other expenses(5)	10.98%	9.05%

Total expenses	10.98%	9.05%

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

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

March 28, 2008

WMT CAMPBELL POOL L.L.C.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 28, 2008 (Unaudited) and December 31, 2007

	March 28, 2008	December 31, 2007
ASSETS
Cash	$25,866,371	$27,487,484
Interest receivable	33,828	53,769
Commodity options owned, at fair value (cost $7,262 and $52,945 at March 28, 2008 and December 31, 2007, respectively)	7,303	37,015

Total assets	$25,907,502	$27,578,268

LIABILITIES
Accrued expenses	$48,715	$27,446
Commodity options written, at fair value (premiums received $4,910 and $29,814 at March 28, 2008 and December 31, 2007, respectively)	4,538	14,169
Net unrealized loss on open contracts	225,650	349,629
Management fees payable	39,661	46,708
Redemptions payable	70,406	52,974

Total liabilities	388,970	490,926

MEMBERS’ CAPITAL (Net Asset Value)
Member D	6,599,152	7,240,815
Member F	18,919,380	19,846,527

Total members’ capital (Net Asset Value)	25,518,532	27,087,342

Total liabilities and members’ capital	$25,907,502	$27,578,268

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

March 28, 2008 (Unaudited) and December 31, 2007

	March 28, 2008		December 31, 2007
Futures Contracts	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Futures contracts purchased:
Commodities	(0.08)%	$(19,892)	0.29%	$78,350
Interest rates	(0.71)%	(182,000)	0.27%	73,667
Stock indices	0.09%	24,082	0.32%	86,318

Net unrealized gain (loss) on futures contracts purchased	(0.70)%	(177,810)	0.88%	238,335

Futures contracts sold:
Commodities	(0.03)%	(8,507)	(0.17)%	(46,998)
Interest rates	0.07%	16,729	(0.10)%	(26,004)
Stock indices	(0.86)%	(220,661)	0.01%	1,652

Net unrealized loss on futures contracts sold	(0.82)%	(212,439)	(0.26)%	(71,350)

Net unrealized gain (loss) on futures contracts	(1.52)%	$(390,249)	0.62%	$166,985

Forward Contracts
Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	0.64%	$162,822	(2.42)%	$(654,992)

Forward contracts sold:
Net unrealized gain on forward contracts sold	0.01%	1,777	0.51%	138,378

Net unrealized gain (loss) on forward contracts	0.65%	$164,599	(1.91)%	$(516,614)

Net unrealized loss on open contracts		$(225,650)		$(349,629)

Purchased Options on Forward Contracts
Fair value on options purchased	0.03%	$7,303	0.13%	$37,015

Commodity options owned, at fair value (premiums paid $7,262 and $52,945 at March 28, 2008 and December 31, 2007, respectively)	0.03%	$7,303	0.13%	$37,015

Written Options on Forward Contracts
Fair value on options written	(0.02)%	$(4,538)	(0.05)%	$(14,169)

Commodity options written, at fair value (premiums received $4,910 and $29,814 at March 28, 2008 and December 31, 2007, respectively)	(0.02)%	$(4,538)	(0.05)%	$(14,169)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED STATEMENTS OF OPERATIONS

For the Period January 1, 2008 to March 28, 2008 and

For the Period January 1, 2007 to March 30, 2007

(Unaudited)

	For the Period January 1, 2008 to March 28, 2008	For the Period January 1, 2007 to March 30, 2007
REVENUES
Realized	$244,605	$(577,533)
Change in unrealized	124,677	(2,044,592)
Interest income	143,505	474,474

Total revenues	512,787	(2,147,651)

EXPENSES
Commissions	11,519	23,415
Management fee	125,595	207,441
General and administrative	49,543	8,192

Total expenses	186,657	239,048

NET INCOME (LOSS)	$326,130	$(2,386,699)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2008 to March 28, 2008 and

For the Period January 1, 2007 to March 30, 2007

(Unaudited)

	Members’ Capital
	Member D	Member F	Total
For the period January 1, 2008 to March 28, 2008
Balances at December 31, 2007	$7,240,815	$19,846,527	$27,087,342
Redemptions	(729,950)	(1,164,990)	(1,894,940)
Net income for the period January 1, 2008 to March 28, 2008	88,287	237,843	326,130

Balances at March 28, 2008	$6,599,152	$18,919,380	$25,518,532

For the period January 1, 2007 to March 30, 2007
Balances at December 31, 2006	$13,237,677	$30,437,482	$43,675,159
Redemptions	(400,319)	(1,010,284)	(1,410,603)
Net loss for the period January 1, 2007 to March 30, 2007	(719,378)	(1,667,321)	(2,386,699)

Balances at March 30, 2007	$12,117,980	$27,759,877	$39,877,857

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The statement of financial condition, including the condensed schedule of investments, as of March 28, 2008, the statements of operations and changes in members’ capital for the periods January 1, 2008 to March 28, 2008 (“First Quarter 2008”) and January 1, 2007 to March 30, 2007 (“First Quarter 2007”) are unaudited. In the opinion of Preferred, the financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 28, 2008, and the results of operations for the First Quarter 2008 and First Quarter 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Member D’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

The Company has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards SFAS No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred as Managing Member of the Company, evaluated the impact of adopting FIN 48 on the Company’s financial statements. The adoption of FIN 48 had no material impact on the Company, as the Company’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

The Company adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to certain assets and liabilities required to be carried at fair value (investments) in these financial statements. Of its fair value at March 28, 2008, approximately $(390,249) or 175.09% of the investments is classified as Level 1 and $167,364 or (75.09)% as Level 2. Of its fair value at December 31, 2007, approximately $166,985 or (51.10)% of the investments is classified as Level 1 and $(493,768) or 151.10% as Level 2. There are no Level 3 investments on March 28, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

Preferred, as Managing Member of the Company, evaluated the impact adoption of SFAS 159 will have on the Company’s financial statements. The Company elected not to adopt SFAS 159, as it did not have a material effect on the Company’s financial statements.

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. The Company receives interest on all cash balances held by the clearing brokers and bank at prevailing interest rates.

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

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Capital Accounts (Continued)

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

E.	Interest Income

Interest income is recorded on an accrual basis.

Note 3.	FEES

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

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	DEPOSITS WITH COMMODITY AND PRIME BROKER

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker.

The Company deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker. The Company earns interest income on assets deposited with its commodity and prime broker.

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

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 28, 2008 and December 31, 2007, such segregated assets totaled $18,672,922 and $18,975,900, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(54,345) and $(15,058) at March 28, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of March 28, 2008, all open futures contracts mature within nine months.

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the period January 1, 2008 to March 28, 2008 and for the period January 1, 2007 to March 30, 2007. This information has been derived from information presented in the financial statements.

	First Quarter 2008		First Quarter 2007
	Member D	Member F	Member D	Member F
Total return(1)	1.31%	1.31%	(5.59)%	(5.63)%

Total expenses(2)	(2.87)%	(2.86)%	(2.25)%	(2.25)%

Net investment income (loss)(2)	(0.65)%	(0.67)%	2.22%	2.22%

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

This report on Form 10-Q (the “Report”) for the quarter ending March 28, 2008 (“First Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Managing Owner” or “Preferred”), the managing owner of World Monitor Trust II – Series D (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Advisor and the Trading Vehicle

Effective October 13, 2006, Registrant contributed substantially all of its net assets to WMT Campbell Pool, L.L.C. (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. Registrant and Series F are the sole members of the Trading Vehicle. The Managing Owner is the managing owner of Registrant and Series F and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures and forwards contracts. All references herein to Registrant’s relationship with the Trading Advisor shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisor through Registrant’s investment in the Trading Vehicle. The financial statements of the Trading Vehicle, including the condensed schedules of investments, are included in Section II of Registrant’s financial statements and should be read in conjunction with Registrant’s financial statements.

The Trading Vehicle has its own independent commodity trading advisor that makes the Trading Vehicle’s trading decisions. The Trading Vehicle entered into an advisory agreement (the “Advisory Agreement”) with Campbell & Company, Inc. (the “Trading Advisor” or “Campbell”) to make the trading decisions for the Trading Vehicle and, in turn, Registrant. Campbell trades 100% of the assets of the Trading Vehicle pursuant to Campbell’s Financial, Metal & Energy Large Portfolio. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. The Trading Vehicle has allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays a weekly management fee through its investment in the Trading Vehicle equal to approximately 0.038% (2% annually) of the assets allocated to the Trading Advisor. Registrant also pays the Trading Advisor an incentive fee of 22% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the registrant through its investment in the Trading Vehicle. Incentive fees will accrue weekly and be paid quarterly in arrears.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. The adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

The Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in the Registrant’s financial statements. Approximately $0 or 0.00% of Registrant’s investments at March 28, 2008 is classified as Level 1 or Level 2 and $6,599,152 or 100.00% is classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $0 or 0.00% of Registrant’s investments at December 31, 2007 is classified as Level 1 or Level 2 and $7,240,815 or 100.00% is classified as Level 3 using the fair value hierarchy of SFAS 157.

Investments classified as Level 3 under SFAS 157 represent Registrant’s investment in the Trading Vehicle and are valued weekly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. A table presenting the changes in the Level 3 fair value category for the period January 1, 2008 to March 28, 2008 is provided in Note 5 of the Registrant’s financial statements. Of the $88,287 gain for the period January 1, 2008 to March 28, 2008 reported on Level 3 investments in Note 5 of Registrant’s financial statements, $33,165 represents a change in unrealized allocated from the Trading Vehicle on Registrant’s statement of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner evaluated the impact that adoption of SFAS 159 will have on Registrant’s financial statements. The Registrant elected not to adopt SFAS 159, as it did not have a material effect on the Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on March 13, 2000. Additional contributions were raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant Registrant terminated the offering of additional Limited Interests in Registrant in July 2003.

Limited Interests in Registrant may be redeemed on a weekly basis. For First Quarter 2008, subscriptions of Limited Interests and General Interests were $0 and $0, respectively. For First Quarter 2007, subscriptions of Limited Interests and General Interests were $0 and $2,200, respectively. For First Quarter 2008, redemptions of Limited Interests and General Interests were $588,614 and $6,456, respectively. For First Quarter 2007, redemptions of Limited Interests and General Interests were $195,598 and $1,354, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Limited Interests may no longer be exchanged for Limited Interests in World Monitor Trust II – Series E (“Series E”) or World Monitor Trust II – Series F (“Series F”), nor may Limited Interests in Series E or Series F be exchanged for Limited Interests in Registrant.

A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities through its investment in the Trading Vehicle, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward and option contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2008 and First Quarter 2007:

First Quarter 2008

General market consensus is that the US is in a recession. The question remains how long and deep it will be. Persistent liquidity problems, spreading credit market contagion and the worst stock market response to Federal Reserve (“Fed”) easing in the postwar era reveal the unusually intractable nature of the problems with which the Fed is presently grappling with. Perhaps more telling is the inability of the Fed to arrest the spread of liquidity problems across the credit market landscape and recurring spikes in the Ted-spread, the difference between the T-bill and LIBOR, and its extraordinarily high level, even after steep rate cuts and unprecedented actions through the discount window. Credit is the lifeblood of capitalist economies and a dysfunctional financial system appears to be threatening the US and the global economies.

US Treasuries finished the first quarter lower than year end 2007. The 10-year yield benchmark fell approximately to 3.41% from 4.00%. The 2-year yield was virtually unchanged in February but declined in March to near 1.60%. The 30-year note fell in March as well. The Fed lowered rates to 2.25% through three separate easing sessions during the quarter, which is a 2% decline. On March 11, the Fed announced a plan to lend up to $200 billion of Treasury securities in exchange for debt, including private mortgage backed securities that have been in a severe slump as homeowners default on payments. The biggest event of the quarter was the March 14 “rescue” of Bear Stearns & Co. Inc. through the sponsorship of the Fed and JP Morgan Chase & Co. after the investment house giant admitted its liquidity had significantly declined.

US first quarter economic data displayed little indication of a speedy housing recovery. Housing starts fell, building permits dropped to a 16-year low, confidence among home builders plummeted and mortgage delinquencies hit their highest levels since the Regan era. The outlook for employment worsened as the unemployment rate rose to 5.1% from 4.8%, which is the highest level since September 2005. In March, nonfarm payrolls plunged and January and February estimates were significantly revised downward, which made the data even harder to swallow. As far as inflation is concerned, the Fed continues to express its usual caution but the economic slump seems to be taking precedence.

Outside the US, European Central Bank (“ECB”) rates remained unchanged throughout the first quarter and ECB president, Jean Claude Trichet, continued his hawkish stance giving no indication the ECB would detour from its tight monetary policy. Inflation in the Eurozone ran a bit high and closed the quarter at 3.50%. However, consumer and business confidence was stable. The Bank of England (“BOE”) seemed to be in an easing mode during the first three months of the year as UK economic data, housing in particular, were on the weak side. Also, UK GDP was only 0.6% for the fourth quarter 2007 and the first quarter data does not appear to have improved. The People’s Bank of the Republic of China maintained a tight monetary policy in an effort to curb inflation and comments from the Bank indicate they might press tighter in the coming months as the inflation threat thickens. In addition, eyes are on the Tibet crisis and its impact on the upcoming summer Olympic Games. The Bank of Canada lowered its benchmark rate by 50 basis points on March 4 and Canadian GDP growth is minimal. The Bank of Japan remained on hold throughout the quarter. The Tankan report indicated decreased confidence as the manufacturing sector and the quarterly index fell.

Currencies: The US Dollar remained under pressure for most of March, extending the patterns of January and February. During the quarter, the US Dollar Index realized the weakest monthly close since its 1973 inception. Trading patterns in March were somewhat more two-sided than the straight down tone of January and February but the dollar was consistently unable to maintain consolidation rallies. The dollar continues to suffer from diversification efforts by foreign central banks such as China, Russia and some petro nations.

The euro continued its steep strengthening on the greenback through the first three months of 2008. The euro traded over an historical high-point prior to ending the quarter. The British pound concluded March little changed from February and January and ended the period slightly lower than year-end 2007. UK housing prices declined for five consecutive months as the subprime/credit concerns still hounded the British landscape. After closing out February at a three-year low, the dollar lost additional ground to the yen in March. The Japanese economy appears to be in better shape than the US as the yen continued its 2007 rally through to 2008. The Chinese yuan extended its gradual advance on the US dollar during the quarter. On a positive note for the greenback, the dollar strengthened on the Canadian dollar, Korean won and South African rand.

Energies: Record highs were set during the quarter as New York Mercantile Exchange crude futures traded over $110 in mid-March. Under March’s commodity deleveraging pressure, oil dropped and closed the quarter with a year-to-date gain over 6% within the Dow Jones AIG Index (“DJAIG”). A mid-March pipeline sabotage attempt in Iraq proved to be a limited disruption. Global demand, led primarily by China and India, remains the number one bullish factor for energy prices. Heating oil and natural gas performed handsomely in the first quarter, ending with gains of over 12% and 32%, respectively. Reformulated gasoline declined almost 3% during the three months as refining margins have been lean and, thus, production has lagged.

Agriculturals: Prior to the deleveraging commodity drawdown in late March, a weakening US dollar and supply side deficits drove agricultural prices to historical levels during the quarter. Corn began each month with prices on the upswing, which was followed at some point during the month with a temporary, profit taking sell-off. The fundamental reasons behind corn’s rally is the ethanol story, the growing potential of an eventual global food shortage and capital flows pouring into this “non-traditional” asset class. Wheat started the year off rather stable trading in the $9 to $10 per bushel (“pb”) range. As global fears of a wheat shortage hit the markets in February, prices launched to a record $25 pb but fell back to around $12 pb by the end of March, which capped off a positive quarter. Soybean prices encountered a similar trading pattern with a 28% increase by the end of February as increasing improvements in the quality of life in emerging nations drove the bean consumption pattern. As the March deleveraging took shape and rattled the markets, bean prices dropped 30%, ending the quarter with an overall loss.

Indices: It was a rocky quarter for the global equity markets. Cash flowed heavily from stocks to alternative assets in the wake of financial liquidity concerns and a weakening economic landscape. US stocks ended the quarter with their worst performance in six years. After a rally during the last week of the period, the Dow Jones Industrial Index finished down approximately 7.6% for the quarter, with financial stocks among the worst performers. The NASDAQ and S&P 500 dove 14% and 9.4% for the quarter, respectively. The US indices were presented with challenges related to the US financial mess along with the prolonged housing malaise.

Equities in Europe experienced their worst quarter in six years as well. Similar to the US, a shift to alternative assets and the surrounding credit and liquidity disaster drove the negative performance. In contrast, Europe could count on the strength in the euro and sterling as compared to the weak dollar. The broad based Dow Jones STOXX 600® index was down overall for the quarter. Financials, telecoms and tech represented the weakest sectors. The German DAX closed the quarter down nearly 19%. The French CAC 40 ended the quarter with losses over 16%. London’s FTSE had the benefit of a more accommodative BOE but still lost more than 11.5% during the quarter.

Once again, Asia was a hotbed of volatility as the major indices incurred double-digit declines. Akin to the US and Europe, financial and credit issues were key negative factors. Japan was impacted by negative economic data and, unlike the US, Japan concluded the period on a defensive note. The Nikkei lost 2.3% in the final session, finishing down over 18% for the quarter. In Hong Kong, the Hang Seng Index exhibited extreme volatility and ended the quarter with an almost 19% loss. In Australia, the All Ordinaries Index benefited from high commodity prices but not from the Reserve Bank’s very tight monetary policy and ended the quarter down roughly 15.7%

Metals: March was a bumpy month for gold. The metal reached an all-time high of approximately $1,034 on March 17. Also, commodities as an asset group experienced deleveraging, the result being a slide in gold prices. The quarter closed at over $921, resulting in a loss of approximately 6% for March, lowering the quarterly gain to plus 8.5%. Silver followed its parasitic role and followed gold through a very volatile trading pattern and finished with strong quarterly performance over 15%. The slowing demand for jewelry had less of an impact on silver than on gold. Platinum had a positive month but prices were rocky as Asian demand for jewelry cooled and power and labor problems in South Africa remained a concern. Palladium followed suit and had a positive quarter.

Prices increased across the board for base metals during the first quarter despite being affected by the deleveraging process in March. Copper gained a hefty 25.7% as demand outside the US remained strong. Power problems in South Africa and China lent support to aluminum. Increasing stainless steel production and demand resulted in an approximate 9.4% gain for nickel within the DJAIG. Mounting battery related demand and a narrowing production deficit resulted in a profitable quarter for lead. Tin and zinc witnessed profitable quarters as well.

Softs and Livestock: During the quarter, sugar prices exhibited extreme volatility, falling over 20% in March after a stellar February, bringing their quarterly gain to over 4% within the DJAIG. Higher production forecasts and inventory levels and the commodity pull-back were factors that promoted the 20% drop in March. Coffee lost over 8% within the DJAIG for the quarter and was the index’s worst performance component for March. Cocoa hit a 28-year high during the period and finished the quarter with positive overall performance. Citrus prices fell about 24% on indications of increased production as inventories topped two-year levels.

Live cattle extended its 2007 slide into the first quarter as performance finished down over 13.4%. Some blame the economic slump and oversupply for bad performance. After plummeting a hefty 11.6% in March, live hogs hold the dubious honor of being the weakest component within the DJAIG during the first quarter, closing down over 18.5%. On a positive note, demand in Asia remained strong.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2008 and First Quarter 2007 are presented below.

First Quarter 2008

Currencies: (+) This sector experienced the majority of its overall gains in the euro, the Swiss franc and British pound sterling. The Singapore dollar and Mexican peso also added to profits. The largest losses were incurred in the Japanese yen, New Zealand dollar and Australian dollar.

Energies: (-) This sector experienced losses in crude oil and natural gas. Small gains were achieved in gas oil and brent crude.

Indices: (+) This sector experienced the majority of its overall gains in the Pacific Rim and Europe, specifically the DAX and FTSE 100 and the Nikkei and All Ordinaries. The majority of losses were experienced in the NASDAQ 100, the Hang Seng and the Taiwan SIMEX.

Interest Rates: (-) This sector experienced a majority of its losses in the German 2-year Bonds, Euribor, German Bund, and Short Sterling. Gains were seen in Australian Bank Bills, Japanese Government Bonds, US Treasury Bonds and British Gilts.

Metals: (+) This sector experienced gains in copper. Losses were incurred in zinc.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of March 28, 2008 was $100.49, a decrease of 0.73% from the December 31, 2007 Net Asset Value per Interest of $101.23. The Net Asset Value per Interest as of March 30, 2007 was $111.21, a decrease of 7.19% from the December 31, 2006 Net Asset Value per Interest of $119.83. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during First Quarter 2008 and First Quarter 2007 were approximately $100,000 and $(791,000), respectively.

Registrant’s average net asset level decreased during the First Quarter 2008 in comparison to the First Quarter 2007 and during the First Quarter 2007 in comparison to the First Quarter 2006 primarily due to the effect of redemptions and negative performance.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income decreased by approximately $106,000 during the First Quarter 2008 as compared to First Quarter 2007 primarily due to declining interest rates and the reduced average net asset levels discussed above. Interest income decreased by approximately $36,000 during First Quarter 2007 as compared to First Quarter 2006 primarily due to the impact of reduced average net asset levels. Higher interest rates during the First Quarter 2007 as compared to First Quarter 2006 did not fully offset the impact of redemptions.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased by approximately $92,000 in First Quarter 2008 as compared to First Quarter 2007 primarily due to reduced average net asset levels discussed above. Commissions and other transaction fees decreased by approximately $73,000 in First Quarter 2007 as compared to First Quarter 2006 due primarily to reduced average net asset levels discussed above.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees decreased by approximately $30,000 during the First Quarter 2008 as compared to First Quarter 2007 primarily due to reduced average net asset levels discussed above. Management fees increased by approximately $10,000 in First Quarter 2007 as compared to First Quarter 2006 due primarily to the change from a managed account advised by Bridgewater Associates, Inc which was paid a management fee of 1.25% of the Net Asset Value of World Monitor Trust II – Series D, to an investment in the Trading Vehicle which pays 2.00% of the Net Asset Value.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. Incentive fees were approximately $0 in First Quarter 2008. Incentive fees were approximately $400 in First Quarter 2007.

General and administrative expenses were approximately $53,000 and $32,000 in First Quarter 2008 and First Quarter 2007, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Average Net Asset Value during the year (with a maximum of 1.25% attributable to other than audit expenses), such amounts are borne by the Managing Owner and its affiliates. No such expenses exceeded these limits during the First Quarter 2008 and First Quarter 2007.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 28, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 28, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor through its investment in the Trading Vehicle and the Managing Owner are calculated as a fixed percentage of the Trading Vehicle’s and Registrant’s Net Asset Value, respectively. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of the end of such period, Registrant’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES D

By:	Preferred Investment Solutions Corp.,
its managing owner

By:	/s/ Kenneth A. Shewer	Date: May 12, 2008
Name:	Kenneth A. Shewer
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: May 12, 2008
Name:	David K. Spohr
Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)