Form 10-Q
period 2008-06-27
WORLD MONITOR TRUST II SERIES D
filed 2008-08-07
CIK 1090697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 27, 2008

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

JUNE 27, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES D

FINANCIAL STATEMENTS

June 27, 2008

WORLD MONITOR TRUST II – SERIES D

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 27, 2008 (Unaudited) and December 31, 2007

	June 27, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$102,076	$52,766
Investment in WMT Campbell Pool L.L.C., at fair value (98.88% and 99.42% of net asset value, respectively)	6,541,295	7,240,815
Redemptions receivable from WMT Campbell Pool L.L.C.	56,214	15,977
Receivable from Managing Owner	41,057	52,845

Total assets	$6,740,642	$7,362,403

LIABILITIES
Accrued expenses	$46,190	$34,281
Commissions and other transaction fees payable	30,369	37,430
Redemptions payable	48,555	7,534

Total liabilities	125,114	79,245

TRUST CAPITAL (Net Asset Value)
Limited Interests (62,678.031 and 71,218.556 interests outstanding) at June 27, 2008 and December 31, 2007, respectively	6,545,972	7,209,262
Managing Owner Interests (666.000 and 730.000 interests outstanding) at June 27, 2008 and December 31, 2007, respectively	69,556	73,896

Total trust capital (Net Asset Value)	6,615,528	7,283,158

Total liabilities and trust capital	$6,740,642	$7,362,403

Net Asset Value per Limited and Managing Owner Interest

June 27, 2008	December 31, 2007
$104.44	$101.23

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

CONDENSED STATEMENTS OF OPERATIONS

For the Periods March 29, 2008 to June 27, 2008 and March 31, 2007 to June 29, 2007 and

For the Periods January 1, 2008 to June 27, 2008 and January 1, 2007 to June 29, 2007

(Unaudited)

	For the Period March 29, 2008 to June 27, 2008	For the Period March 31, 2007 to June 29, 2007	For the Period January 1, 2008 to June 27, 2008	For the Period January 1, 2007 to June 29, 2007
NET LOSS FROM TRUST OPERATIONS:
REVENUES
Interest income	$0	$1,542	$63	$2,018

Total revenues	0	1,542	63	2,018

EXPENSES
Brokerage commissions and other transaction fees	97,265	181,436	197,674	369,911
General and administrative	43,735	29,452	84,000	59,294
Incentive fees	0	48,999	0	49,361

Total expenses	141,000	259,887	281,674	478,566

General and administrative expenses borne by the Managing Owner and its affiliates	(41,057)	0	(41,057)	0

NET LOSS FROM TRUST OPERATIONS	(99,943)	(258,345)	(240,554)	(476,548)

NET INCOME ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	70,767	1,115,717	137,147	940,889
Change in unrealized	311,423	391,872	344,588	(223,988)
Interest income	14,320	137,789	52,519	281,502

Total revenues	396,510	1,645,378	534,254	998,403

EXPENSES
Brokerage commissions and other transaction fees	2,581	9,230	5,630	16,317
Management fees	32,151	60,485	65,404	123,320
General and administrative	10,929	181	24,084	2,662

Total expenses	45,661	69,896	95,118	142,299

NET INCOME ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	350,849	1,575,482	439,136	856,104

NET INCOME	$250,906	$1,317,137	$198,582	$379,556

NET INCOME PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income per weighted average Limited and Managing Owner Interest	$3.85	$12.96	$2.96	$3.60

Weighted average number of Limited and Managing Owner Interests outstanding	65,105	101,658	67,074	105,572

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2008 to June 27, 2008 and

For the Period January 1, 2007 to June 29, 2007

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2008 to June 27, 2008
Trust capital at December 31, 2007	71,948.556	$7,209,262	$73,896	$7,283,158
Redemptions	(8,604.525)	(859,756)	(6,456)	(866,212)
Net income for the period January 1, 2008 to June 27, 2008		196,466	2,116	198,582

Trust capital at June 27, 2008	63,344.031	$6,545,972	$69,556	$6,615,528

For the period January 1, 2007 to June 29, 2007
Trust capital at December 31, 2006	110,484.083	$13,109,447	$130,138	$13,239,585
Additions	18.171	0	2,200	2,200
Redemptions	(19,249.688)	(2,271,617)	(1,699)	(2,273,316)
Net income for the period January 1, 2007 to June 29, 2007		374,769	4,787	379,556

Trust capital at June 29, 2007	91,252.566	$11,212,599	$135,426	$11,348,025

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

The statement of financial condition as of June 27, 2008, the statements of operations for the periods March 29, 2008 to June 27, 2008 (“Second Quarter 2008”), March 31, 2007 to June 29, 2007 (“Second Quarter 2007”), January 1, 2008 to June 27, 2008 (“Year-To-Date 2008”) and January 1, 2007 to June 29, 2007 (“Year-To-Date 2007”), and the statements of changes in trust capital for Year-To-Date 2008 and Year-To-Date 2007, are unaudited. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series D as of June 27, 2008 and the results of its operations for the Second Quarter 2008, Second Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The Trust adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in these financial statements. Approximately $0 or 0% of Series D’s investments at June 27, 2008 are classified as Level 1 or Level 2 and $6,541,295 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $0 or 0.00% of Series D’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $7,240,815 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

June 27, 2008	Level 1	Level 2	Level 3	Total
Assets:
Investment in WMT Campbell Pool L.L.C., at fair value	$0	$0	$6,541,295	$6,541,295

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Investment in WMT Campbell Pool L.L.C., at fair value	$0	$0	$7,240,815	$7,240,815

Investments classified as Level 3 under SFAS 157 represent Series D’s investment in the Company and are valued weekly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. A table presenting the changes in the Level 3 fair value category for the periods January 1, 2008 to June 27, 2008 and January 1, 2007 to June 29, 2007 is provided in Note 5 of these financial statements. Of the $439,136 gain and $856,104 gain for the periods January 1, 2008 to June 27, 2008 and January 1, 2007 to June 29, 2007, respectively, reported on Level 3 investments in Note 5, $344,588 and $(223,988), respectively, represent a change in unrealized allocated from the Company on Series D’s statements of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Trust adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on Series D’s financial statements, as Series D did not elect the fair value option for any eligible financial assets or liabilities.

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

Series D reimburses the Managing Owner or its affiliates for services they perform for Series D, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing, and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of $41,057 exceeded such limitations during the Second Quarter 2008 and Year-To-Date 2008. General and administrative expenses did not exceed such limitations during the Second Quarter 2007 and Year-To-Date 2007. Because general and administrative expenses exceeded such limitations in Second Quarter 2008 and Year-To-Date 2008, a portion of the expenses related to services provided by the Managing Owner for Series D during the Second Quarter 2008 and Year-To-Date 2008 were borne by the Managing Owner and its affiliates.

The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

	Second Quarter		Year-To-Date
	2008	2007	2008	2007
Commissions	$97,265	$181,436	$197,674	$369,911
General and administrative	10,990	8,833	24,470	19,530

	108,255	190,269	222,144	389,441
General and administrative expenses borne by the Managing Owner and its affiliates	(41,057)	0	(41,057)	0

	$67,198	$190,269	$181,087	$389,441

Expenses payable to the Managing Owner and its affiliates (which are included in Accrued expenses payable and Commissions payable) as of June 27, 2008 and December 31, 2007 were $41,359 and $50,850, respectively.

Note 5.	INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Series D’s investment in the Company represents approximately 25.60% and 26.73% of the net asset value of the Company at June 27, 2008 and December 31, 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Campbell to make the trading decisions for the Company. Campbell manages approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio. Series D records its proportionate share of each item of income and expense from the investment in the Company in its statements of operations.

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.	INVESTMENT IN WMT CAMPBELL POOL L.L.C. (CONTINUED)

Summarized information for Series D’s investment in the Company is as follows:

	Net Asset Value December 31, 2007	Investments	Gain*	Redemptions	Net Asset Value June 27, 2008
WMT Campbell Pool L.L.C.	$7,240,815	$0	$439,136	$(1,138,656)	$6,541,295

	Net Asset Value December 31, 2006	Investments	Gain*	Redemptions	Net Asset Value June 29, 2007
WMT Campbell Pool L.L.C.	$13,237,677	$0	$856,104	$(2,745,151)	$11,348,630

*	Included in earnings

Series D may make additional contributions to, or redemptions from, the Company on a weekly basis.

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

Series D’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not permitted to commingle such assets with its other assets. At June 27, 2008 and December 31, 2007, such segregated assets totaled $0 and $0, respectively. Part 30.7 of the CFTC regulations also requires Series D’s futures commission merchant to secure assets of Series D related to foreign futures trading which totaled $0 and $0 at June 27, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the Second Quarter 2008, Second Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)
Per Interest Performance (for an Interest outstanding throughout the entire period)
Net asset value per Interest at beginning of period	$100.49	$111.21	$101.23	$119.83

Net realized gain and change in net unrealized gain on commodity transactions(1), (3)	5.97	15.02	7.44	7.72
Interest income(1), (3)	0.22	1.37	0.78	2.69
Expenses(1), (3)	(2.24)	(3.24)	(5.01)	(5.88)

Net increase for the period	3.95	13.15	3.21	4.53

Net asset value per Interest at end of period	$104.44	$124.36	$104.44	$124.36

Total Return(4)
Total return before incentive fees	3.93%	12.23%	3.17%	4.18%
Incentive fees	0.00%	(0.41)%	0.00%	(0.40)%

Total return after incentive fees	3.93%	11.82%	3.17%	3.78%

Supplemental Data
Ratios to average net asset value:(3)
Net investment loss before incentive fees(2), (5)	(8.08)%	(4.74)%	(8.43)%	(4.64)%
Incentive fees(4)	0.00%	(0.41)%	0.00%	(0.40)%

Net investment loss after incentive fees	(8.08)%	(5.15)%	(8.43)%	(5.04)%

Interest income(5)	0.88%	4.67%	1.57%	4.57%

Incentive fees(4)	0.00%	0.41%	0.00%	0.40%
Other expenses(5)	8.96%	9.41%	10.00%	9.21%

Total expenses	8.96%	9.82%	10.00%	9.61%

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

SECTION II

WMT CAMPBELL POOL L.L.C.

FINANCIAL STATEMENTS

June 27, 2008

WMT CAMPBELL POOL L.L.C.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 27, 2008 (Unaudited) and December 31, 2007

	June 27, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$24,783,586	$27,487,484
Interest receivable	20,700	53,769
Commodity options owned, at fair value (premiums paid $7,928 and $52,945 at June 27, 2008 and December 31, 2007, respectively)	10,984	37,015
Net unrealized gain on open contracts	969,010	0

Total assets	$25,784,280	$27,578,268

LIABILITIES
Accrued expenses	$49,011	$27,446
Commodity options written, at fair value (premiums received $4,759 and $29,814 at June 27, 2008 and December 31, 2007, respectively)	7,012	14,169
Net unrealized loss on open contracts	0	349,629
Management fees payable	38,769	46,708
Redemptions payable	135,262	52,974

Total liabilities	230,054	490,926

MEMBERS’ CAPITAL (Net Asset Value)
Member D	6,541,295	7,240,815
Member F	19,012,931	19,846,527

Total members’ capital
(Net Asset Value)	25,554,226	27,087,342

Total liabilities and members’ capital	$25,784,280	$27,578,268

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

June 27, 2008 (Unaudited) and December 31, 2007

	June 27, 2008		December 31, 2007
Futures Contracts	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Futures contracts purchased:
Commodities	0.38%	$97,463	0.29%	$78,350
Interest rates	0.28%	72,499	0.27%	73,667
Stock indices	(0.15)%	(38,778)	0.32%	86,318

Net unrealized gain on futures contracts purchased	0.51%	131,184	0.88%	238,335

Futures contracts sold:
Commodities	(0.16)%	(41,481)	(0.17)%	(46,998)
Interest rates	(0.08)%	(20,314)	(0.10)%	(26,004)
Stock indices	2.93%	748,718	0.01%	1,652

Net unrealized gain (loss) on futures contracts sold	2.69%	686,923	(0.26)%	(71,350)

Net unrealized gain on futures contracts	3.20%	$818,107	0.62%	$166,985

Forward Contracts
Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	1.03%	$263,093	(2.42)%	$(654,992)

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	(0.44)%	(112,190)	0.51%	138,378

Net unrealized gain (loss) on forward contracts	0.59%	$150,903	(1.91)%	$(516,614)

Net unrealized gain (loss) on open contracts		$969,010		$(349,629)

Purchased Options on Forward Contracts
Fair value on options purchased	0.05%	$10,984	0.13%	$37,015

Commodity options owned, at fair value (premiums paid $7,928 and $52,945 at June 27, 2008 and December 31, 2007, respectively)	0.05%	$10,984	0.13%	$37,015

Written Options on Forward Contracts
Fair value on options written	(0.03)%	$(7,012)	(0.05)%	$(14,169)

Commodity options written, at fair value (premiums received $4,759 and $29,814 at June 27, 2008 and December 31, 2007, respectively)	(0.03)%	$(7,012)	(0.05)%	$(14,169)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED STATEMENTS OF OPERATIONS

For the Periods March 29, 2008 to June 27, 2008 and March 31, 2007 to June 29, 2007 and

For the Periods January 1, 2008 to June 27, 2008 and January 1, 2007 to June 29, 2007

(Unaudited)

	For the Period March 29, 2008 to June 27, 2008	For the Period March 31, 2007 to June 29, 2007	For the Period January 1, 2008 to June 27, 2008	For the Period January 1, 2007 to June 29, 2007
REVENUES
Realized	$282,796	$3,821,475	$527,401	$3,243,942
Change in unrealized	1,195,050	1,274,340	1,319,727	(770,252)
Interest income	55,299	462,281	198,804	936,755

Total revenues	1,533,145	5,558,096	2,045,932	3,410,445

EXPENSES
Commissions	9,967	31,044	21,486	54,459
Management fees	124,206	202,862	249,801	410,303
General and administrative	42,218	620	91,761	8,812

Total expenses	176,391	234,526	363,048	473,574

NET INCOME	$1,356,754	$5,323,570	$1,682,884	$2,936,871

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED STATEMENTS OF CHANGES IN

MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Period January 1, 2008 to June 27, 2008 and

For the Period January 1, 2007 to June 29, 2007

(Unaudited)

	Members’ Capital
	Member D	Member F	Total
For the period January 1, 2008 to June 27, 2008
Balances at December 31, 2007	$7,240,815	$19,846,527	$27,087,342
Redemptions	(1,138,656)	(2,077,344)	(3,216,000)
Net income for the period January 1, 2008 to June 27, 2008	439,136	1,243,748	1,682,884

Balances at June 27, 2008	$6,541,295	$19,012,931	$25,554,226

For the period January 1, 2007 to June 29, 2007
Balances at December 31, 2006	$13,237,677	$30,437,482	$43,675,159
Redemptions	(2,745,151)	(4,142,840)	(6,887,991)
Net income for the period January 1, 2007 to June 29, 2007	856,104	2,080,767	2,936,871

Balances at June 29, 2007	$11,348,630	$28,375,409	$39,724,039

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

Redemptions are permitted on a weekly basis. Therefore, the financial statements for interim period are as of the last valuation day in the last week of the period.

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

The statement of financial condition, including the condensed schedule of investments, as of June 27, 2008, the statements of operations for the periods March 29, 2008 to June 27, 2008 (“Second Quarter 2008”), March 31, 2007 to June 29, 2007 (“Second Quarter 2007”), January 1, 2008 to June 27, 2008 (“Year-To-Date 2008”) and January 1, 2007 to June 29, 2007 (“Year-To-Date 2007”), and the statements of changes in members’ capital for Year-To-Date 2008 and Year-To-Date 2007, are unaudited. In the opinion of Preferred, the financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 27, 2008 and the results of its operations for the Second Quarter 2008, Second Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The Company adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to investments required to be carried at fair value in these financial statements. Of its fair value at June 27, 2008, approximately $818,107 or 84.08% of the investments are classified as Level 1, $150,903 or 15.51% as Level 2 and $3,972 or 0.41% as Level 3. Of its fair value at December 31, 2007, approximately $166,985 or (51.10)% of the investments are classified as Level 1, $(516,614) or 158.09% as Level 2 and $22,846 or (6.99)% as Level 3.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

June 27, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$818,107	$0	$0	$818,107
Net unrealized gain on open forward contracts	$0	$150,903	$0	$150,903
Commodity options owned, at fair value	$0	$0	$10,984	$10,984

Liabilities:
Commodity options written, at fair value	$0	$0	$(7,012)	$(7,012)

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$166,985	$0	$0	$166,985
Commodity options owned, at fair value	$0	$0	$37,015	$37,015

Liabilities:
Net unrealized loss on open forward contracts	$0	$(516,614)	$0	$(516,614)
Commodity options written, at fair value	$0	$0	$(14,169)	$(14,169)

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Company adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Company’s financial statements, as the Company did not elect the fair value option for any eligible financial assets or liabilities.

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

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3.	FEES

A.	Organizational, General and Administrative Costs

Under the WMT Campbell Pool L.L.C. Organization Agreement, Preferred allocates administrative costs of the Company to the Members. Administrative costs include legal, audit, postage and other routine third party administrative costs.

B.	Management and Incentive Fees

The Company pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each Friday. The sum of the amounts determined each Friday will be paid monthly. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last Friday of each week shall be added back to the assets and there shall be no reduction for the weekly management fees calculated. Additionally, the Members of the Company accrue weekly to the Trading Advisor and pay quarterly an incentive fee of 22% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement).

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 27, 2008 and December 31, 2007, such segregated assets totaled $17,694,045 and $18,975,900, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(26,996) and $(15,058) at June 27, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of June 27, 2008, all open futures contracts mature within nine months.

WMT CAMPBELL POOL L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the Second Quarter 2008, Second Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. This information has been derived from information presented in the financial statements.

	Second Quarter 2008		Year-To-Date 2008
	Member D	Member F	Member D	Member F
Total return(1)	5.60%	5.60%	6.99%	6.99%

Total expenses(2)	(2.83)%	(2.83)%	(2.85)%	(2.85)%

Net investment loss(2), (3)	(1.95)%	(1.94)%	(1.28)%	(1.29)%

	Second Quarter 2007		Year-To-Date 2007
	Member D	Member F	Member D	Member F
Total return(1)	14.24%	14.24%	7.84%	7.84%

Total expenses(2)	(2.34)%	(2.33)%	(2.29)%	(2.29)%

Net investment income(2), (3)	2.27%	2.26%	2.24%	2.24%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total returns and ratios may vary from the above returns and ratios based on the timing of redemptions.

(1)	Not annualized and includes realized and unrealized gains (losses) on securities transactions.
(2)	Annualized.
(3)	Net investment income (loss) represents interest income less total expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 27, 2008 (“Second Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Managing Owner” or “Preferred”), the managing owner of World Monitor Trust II – Series D (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, Series E and Series F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forwards and option contracts, and may, from time to time, engage in cash and forward transactions. The trustee of the Trust is Wilmington Trust Company. The Managing Owner serves as the managing owner of the Trust and each Series, including Registrant. Registrant was formed to engage in the speculative trading of commodity futures, forwards and option contracts. Registrant’s fiscal year for book and tax purposes ends on December 31.

Registrant is engaged solely in the business of commodity futures, forwards and options trading; therefore, presentation of industry segment information is not applicable.

Managing Owner and its Affiliates

Preferred has been the managing owner of Registrant since October 1, 2004. The term Managing Owner, as used herein, refers to Preferred.

The Managing Owner is required to maintain at least a 1% interest in Registrant so long as it is acting as Registrant’s Managing Owner.

The Trading Advisor and the Trading Vehicle

Effective October 13, 2006, Registrant contributed substantially all of its net assets to WMT Campbell Pool, L.L.C. (the “Trading Vehicle”), a Delaware limited liability company, and received a voting membership interest in the Trading Vehicle. The Trading Vehicle was formed to function as an aggregate trading vehicle for its members. Registrant and Series F are the sole members of the Trading Vehicle. The Managing Owner is the managing owner of Registrant and Series F and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures, forwards and option contracts. The financial statements of the Trading Vehicle, including the condensed schedules of investments, are included in Section II of Registrant’s financial statements and should be read in conjunction with Registrant’s financial statements.

The Trading Vehicle has its own independent commodity trading advisor that makes the Trading Vehicle’s trading decisions. The Trading Vehicle entered into an advisory agreement (the “Advisory Agreement”) with Campbell & Company, Inc. (the “Trading Advisor” or “Campbell”) to make the trading decisions for the Trading Vehicle and, in turn, Registrant. Campbell trades 100% of the assets of the Trading Vehicle pursuant to Campbell’s Financial, Metal & Energy Large Portfolio. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. The Trading Vehicle has allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, accrues weekly and pays monthly a management fee equal to a weekly rate of approximately 0.038% (2% annually) of the assets allocated to the Trading Advisor. Registrant also pays the Trading Advisor an incentive fee of 22% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue weekly and be paid quarterly in arrears.

All references herein to Registrant’s relationship with the Trading Advisor shall, unless the context states otherwise, refer to Registrant’s relationship with the Trading Advisor through Registrant’s investment in the Trading Vehicle.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forwards and option contracts that have certain of the same investment policies as Registrant.

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

The Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in the Registrant’s financial statements. Approximately $0 or 0% of Registrant’s investments at June 27, 2008 are classified as Level 1 or Level 2 and $6,541,295 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $0 or 0.00% of Registrant’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $7,240,815 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157.

Investments classified as Level 3 under SFAS 157 represent Registrant’s investment in the Trading Vehicle and are valued weekly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. A table presenting the changes in the Level 3 fair value category for the periods January 1, 2008 to June 27, 2008 and January 1, 2007 to June 29, 2007 is provided in Note 5 of the Registrant’s financial statements. Of the $439,136 gain and $856,104 gain for the periods January 1, 2008 to June 27, 2008 and January 1, 2007 to June 29, 2007, respectively, reported on Level 3 investments in Note 5 of Registrant’s financial statements, $344,588 and $(223,988), respectively, represent a change in unrealized allocated from the Trading Vehicle on Registrant’s statements of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities.

Liquidity and Capital Resources

Registrant commenced operations on March 13, 2000. Additional contributions were raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant. Registrant terminated the offering of additional Limited Interests in Registrant in July 2003.

For Second Quarter 2008, the period January 1, 2008 to June 27, 2008 (“Year-To-Date 2008”), the period March 31, 2007 to June 29, 2007 (“Second Quarter 2007”), and the period January 1, 2007 to June 29, 2007 (“Year-To-Date 2007”) there were no subscriptions of Limited Interests.

For Second Quarter 2008 and Year-To-Date 2008 there were no subscriptions of General Interests. Subscriptions of General Interests for Second Quarter 2007 and Year-To-Date 2007 were $0 and $2,200, respectively.

Limited Interests in Registrant may be redeemed on a weekly basis. Redemptions of Limited Interests for Second Quarter 2008 and Year-To-Date 2008 were $271,142 and $859,756, respectively. Redemptions of Limited Interests for Second Quarter 2007 and Year-To-Date 2007 were $2,076,019 and $2,271,617, respectively.

Redemptions of General Interests for Second Quarter 2008 and Year-To-Date 2008 were $0 and $6,456, respectively. Redemptions of General Interests for Second Quarter 2007 and Year-To-Date 2007 were $345 and $1,699, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Limited Interests may no longer be exchanged for Limited Interests in World Monitor Trust II – Series E (“Series E”) or World Monitor Trust II – Series F (“Series F”), nor may Limited Interests in Series E or Series F be exchanged for Limited Interests in Registrant.

A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which is used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities through its investment in the Trading Vehicle, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forwards and option contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures, forwards and option contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006:

Second Quarter 2008

While the US may not be in the “official” definition of recession, the tone of the economy was clearly recessionary like in the second quarter 2008, to an even greater degree than in the first quarter. Liquidity problems persisted and concern surrounding the viability of a number of financial institutions pervaded the atmosphere even after the Federal Reserve (“Fed”) bailout of Bear Stearns & Co. Inc in mid March. Inflation jitters appeared to increase throughout the quarter as crude oil surged over $140 per barrel (“pb”) and food costs increased significantly.

The spread between 10-year treasury notes and inflation-indexed securities, which measures the expected rate of inflation, steadily increased to over 2.5% at the end of June from roughly 2.3% in March. On a slightly positive note, the overall condition and liquidity within the credit markets appeared to improve at least marginally. The Federal Open Market Committee (“FMOC”) appeared to end its rate cut cycle at its June meeting. However, at this point the FMOC does not appear ready to initiate imminent rate increases as reflected in the statement from the June meeting, where the Fed displayed a clear concern for inflationary pressures but at the same time warned of a weakening economy and existing threats to global liquidity. Treasury yields moved steadily higher for much of the quarter before falling back slightly during the final half of June.

The employment picture worsened dramatically as the quarter developed, including an approximate 62,000 decline in June non-farm payroll as the unemployment rate rose to 5.5% versus 5.1% from the first quarter. In addition, weekly unemployment claims surged at the end of June. As for housing, it remains in a highly depressed state with no indication of a bottom in 2008. Manufacturing was mostly challenged with regional data from the New York, Chicago and Philly Fed showing weakness throughout the quarter. On the inflation front, both the Consumer Price Index and Producer Price Index rose during the quarter. The core measures of these indices were slightly more controlled but the energy component stoked inflationary fears. The first quarter Gross Domestic Product was revised up to 1.0% from 0.9% and the second quarter appeared to be tracking between 0.5% and 1.2% at the close of the period.

Currencies: The US dollar remained under pressure during much of June but towards the close of the quarter the dollar displayed some modest strength as both the Treasury and the Fed aggressively nudged a strong dollar policy. There were hints of intervention but none has been forthcoming. Overall for the quarter the euro was still up, closing the quarter over $1.58. The British pound rose to $1.99 as both the euro and pound appear to have put in tops. The Bank of Japan seems to be in a steady holding pattern. The People’s Bank of China extended its long running tight monetary policy and the dollar saw further gains to the yuan in June, extending its streak to twelve consecutive quarters of gains to the yuan. The Canadian dollar rose slightly in the second quarter while the Australian dollar was near a twenty-five year high. Meanwhile, the New Zealand dollar was down for the quarter, taking it to a slight year to date loss.

Energies: It was yet another record quarter for the energy sector. Front month crude hit a record high trading level on June 30 over $143 pb and ended the quarter up over 37%. The de-leveraging pressure noted in the first quarter was noticeably absent in the second quarter, while geopolitical concerns surrounding Nigeria, Israel/Iran and Venezuela persisted. However, supply/demand fundamentals held strong and Congress has not yet engaged in any meaningful legislation to curb speculation. China lifted some subsidies on petroleum in an effort to curb consumption. Reformulated gasoline rose despite clear evidence of at least modest demand destruction in the US. Gasoline futures have risen over 30% for the year to date within the Dow Jones AIG Index. Heating oil advanced to end the period and has surged over 50% year to date. Refining margins remain lean, lessening incentive to produce. The price of domestic natural gas surged from the first quarter and has rallied over 70% for the year. The Department of Energy’s natural gas supplies are down from last year and are below the five year average.

Agriculturals: Through the April and May planting period, the corn market traded within a modest range. Excessive precipitation across the central corn and bean belt resulted in planting delays, which in turn allowed prices to rally to a new, all time record high. For the entire second quarter, soybean prices moved higher in opposition to the Chicago Board of Trade Open Interest report. Prices closed the quarter approximately 50% higher while open interest fell. Global soybean demand remains practically insatiable, especially from the Peoples Republic of China. Wheat prices continued to return rocketing gains, a result of rampant corn prices and questionable crop prospects. In addition, the break in the record-setting Australian drought is as responsible as any single event in easing the global concerns of a feed grain shortage. Cotton prices gyrated wildly throughout the second quarter, while moving in a generally lower direction.

Indices: It was a difficult quarter for equities across the globe and the US was certainly no exception as it extended first quarter losses. Many of the same factors that weighed on sentiment in the first quarter were operative again in the second quarter. Financials were particularly weak as credit/liquidity concerns pervaded the atmosphere. Surging petroleum prices were an almost daily drag. The technology sector outperformed most other sectors and airlines and other energy sensitive area were challenged. This resulted in a second quarter loss of over 7% for the Dow Jones Industrial Index, taking the losses to over 14% year to date. The S&P 500 fell approximately 3% during the quarter as is down over 13% for the year. The NASDAQ fell just under 1% during the three months.

European equities had their worst quarterly performance in six years during the first quarter and the second quarter was another debacle. A hawkish European Central Bank (“ECB”) and mostly lackluster economic data from Germany, France, Italy and the UK kept prices on the defensive. In addition, the credit crunch and liquidity concerns were even more apparent during the second quarter with little sign of improvement. The German DAX lost over 2% to end the quarter following a 19% slide from the first quarter. The French CAC fell more than 6% after losing nearly 16% in the first quarter. London’s FTSE continued to struggle in the second quarter and posted an approximate 2% loss following the over 11% loss from the first quarter. Weakness in financials was particularly negative for the UK market. The Bank of England was not nearly as hawkish as the ECB and many market participants are looking for a rate cut later in the year.

Volatility continued to dominate the Asian equity markets during the period. Lackluster economic data within Japan and Asia in general weighed on sentiment and the weakness in US markets also served as a drag. In Hong Kong, the Hang Seng Index fell over 3% and in South Korea the Kospi Index slumped over 6%, with particular weakness in the end of the quarter. The New Zealand All Ordinaries Index experienced losses of almost 12% for quarter.

Metals: Geopolitical factors, concerns surrounding the global financial system, inflation fears and plunging global equities enticed demand for gold and metals in general. Gold saw a mixed picture during April and May but rebounded to gain approximately 4% in June, resulting in a slight overall gain for the quarter. As usual, silver followed suit on its parasitic role and ended the quarter with overall positive performance. Platinum prices increased as well and closed the quarter with a year-to-date gain above 35%.

With growing evidence of global economic malaise, base metals turned in mixed performance for the quarter. Global exchange warehouse inventories remain low for copper but the metal ended with positive quarterly performance. Aluminum finished June with strong performance for the quarter; however, zinc, nickel, lead and tin had overall negative performance for the period.

Softs and Livestock: Sugar advanced during the quarter with better than a 16% overall gain in June. Soaring input costs and years of low prices have led to lower production and some analysts are forecasting even lower production in 2009. The weak dollar was supportive of sugar, as well as other softs, throughout most of the quarter. Cocoa prices roared, closing up over 35%. Poor quality crops in much of West Africa, including the Ivory Coast, have helped support the rally. In addition, political tensions growing once again in the Ivory Coast, which produces about 40% of the world’s cocoa, are threatening to thwart production. Coffee posted solid gains during the quarter as well.

After lagging badly in the first quarter, live cattle prices joined the commodity train with an approximate 15% surge in the second quarter. Improved demand, shrinking supplies and high corn prices, which curbed herd size, were all attributable to the overall positive performance. Live hog prices capped the quarter with improved prices but are still down over 16% year to date within the Dow Jones AIG Index.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006 are presented below.

Second Quarter 2008

Currencies: (+) This sector experienced the majority of its overall gains in the Japanese yen, the Australian dollar, the Swiss franc, the euro and the Mexican peso. The largest losses were incurred in the New Zealand dollar, the British pound and the Canadian dollar.

Energies: (+) This sector experienced gains in crude oil, brent crude, gas oil and natural gas. The sector incurred no losses overall for the quarter.

Indices: (+) This sector experienced the majority of its overall gains in the IBEX, the Australian All Ordinaries, the FTSE 100, the Hang Seng and the Dow Jones Stoxx 50. The majority of losses were experienced in the CAC 40, the NASDAQ 100 and the Nikkei.

Interest Rates: (-) This sector experienced a majority of its losses in the Eurodollar, Japanese Government Bonds and US Treasury Notes. Gains were seen in the Euribor and the German Bund.

Metals: (-) This sector experienced losses in copper and gold. The sector experienced gains in zinc.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of June 27, 2008 was $104.44, an increase of 3.17% from the December 31, 2007 Net Asset Value per Interest of $101.23 and an increase of 3.93% from the March 28, 2008 Net Asset Value per Interest of $100.49. The Net Asset Value per Interest as of June 29, 2007 was $124.36, an increase of 3.78% from the December 31, 2006 Net Asset Value per Interest of $119.83 and an increase of 11.82% from the March 30, 2007 Net Asset Value per Interest of $111.21. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $382,000 and $482,000, respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $1,508,000 and $717,000, respectively.

Registrant’s average net asset level decreased during Second Quarter 2008 and Year-To-Date 2008 in comparison to Second Quarter 2007 and Year-To-Date 2007 primarily due to the effect of redemptions, which were partly offset by positive trading performance. Registrant’s average net asset level decreased during Second Quarter 2007 and Year-To-Date 2007 in comparison to Second Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions which were partly offset by positive trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2008 and Year-To-Date 2008 was approximately $14,000 and $53,000, respectively, a decrease of approximately $125,000 and $231,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above and declining interest rates. Interest income during Second Quarter 2007 and Year-To-Date 2007 was approximately $139,000 and $284,000, respectively, a decrease of approximately $58,000 and $94,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Second Quarter 2008 and Year-To-Date 2008 were approximately $100,000 and $203,000, respectively, a decrease of approximately $91,000 and $183,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above. Commissions and other transaction fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $191,000 and $386,000, respectively, a decrease of approximately $90,000 and $163,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset value discussed above.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $32,000 and $65,000, respectively, a decrease of approximately $28,000 and $58,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above. Management fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $60,000 and $123,000, respectively, an increase of approximately $5,000 and $15,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to an increase in the management fee rate from 1.25% to 2.00%, offset in part by decreasing average net assets discussed above.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. Through June 27, 2008, the Trading Advisor maintained a loss carryforward of approximately $(1,449,000) based on the Registrant’s performance. Incentive fees during Second Quarter 2008 and Year-To-Date 2008 were $0 and $0, respectively. Incentive fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $49,000 and $49,000, respectively.

General and administrative expenses during Second Quarter 2008 and Year-To-Date 2008 were approximately $55,000 and $108,000, respectively. General and administrative expenses during Second Quarter 2007 and Year-To-Date 2007 were approximately $30,000 and $62,000, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Average Net Asset Value during the year (with a maximum of 1.25% attributable to other than audit expenses), such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses that exceeded such limitations were approximately $41,000 during the Second Quarter 2008 and Year-To-Date 2008. No such expenses exceeded these limits during the Second Quarter 2007 and Year-To-Date 2007.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 27, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 27, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor through its investment in the Trading Vehicle and the Managing Owner are calculated as a fixed percentage of the Trading Vehicle’s and Registrant’s Net Asset Value, respectively. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Second Quarter 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

WORLD MONITOR TRUST II – SERIES D

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: August 7, 2008
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 7, 2008
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)