Form 10-K
period 2008-12-31
WORLD MONITOR TRUST II SERIES D
filed 2009-03-20
CIK 1090697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The value of Limited Interests in the Registrant as of June 27, 2008 is $6,545,972.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Unitholders for the year ended December 31, 2008 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

[Remainder of page intentionally left blank]

WORLD MONITOR TRUST II – SERIES D

(a Delaware Business Trust)

PART I

Item 1.	Business

General

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, Series E and Series F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and forward transactions. The trustee of the Trust is Wilmington Trust Company. Preferred Investment Solutions Corp (“Preferred” or the “Managing Owner”) serves as the managing owner of the Trust and each Series, including World Monitor Trust II – Series D (“Registrant”). Registrant was formed to engage in the speculative trading of commodity futures, forwards and option contracts. Registrant’s fiscal year for book and tax purposes ends on December 31.

Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

Managing Owner and its Affiliates

Preferred has been the managing owner of Registrant since October 1, 2004.

Effective December 1, 2008, in accordance with the Fourth Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner is no longer required to maintain at least a 1% interest in Registrant.

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

In 2009, the Managing Owner, determined that, effective March 1, 2009, Interests in Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, Investors will continue to be able to redeem their Interests on a weekly basis on the Friday of each week.

Effective March 31, 2009, Preferred decided to terminate Campbell as the Trading Advisor of Registrant and withdraw as a member of the Trading Vehicle, and re-allocate the assets of Registrant to WCM Pool LLC effective April 1, 2009. Winton Capital Management Limited is the trading advisor of WCM Pool LLC.

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

Registrant does not currently, and does not intend in the future to, solicit the sale of additional Interests. As such, Registrant does not compete with other entities to attract new fund participants. However, to the extent that the Trading Advisor recommends similar or identical trades to Registrant and other accounts that it manages, Registrant may compete with those accounts, as well as with other market participants, for the execution of the same or similar trades.

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2008 (“Registrant’s 2008 Annual Report”), which is filed as an exhibit hereto.

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

In addition to the leveraged trading described above, the Managing Owner has the ability to further increase the leverage of Registrant by allocating notional equity to the Trading Advisor (in a maximum amount of up to 20% of net asset value), which would then permit the Trading Advisor to trade the account of Registrant as if more equity were committed to such accounts than is, in fact, the case. Although the Managing Owner has the option to allocate additional notional equity to the Trading Advisor, the Managing Owner has no current plans to do so.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

Registrant is subject to the fees and expenses which are payable irrespective of profitability in addition to performance fees which, are payable based on the profitability of Registrant. Consequently, the expenses of Registrant could, over time, result in significant losses to your investment therein. Included in these charges are brokerage fees and operating expenses. On Registrant’s forward trading, “bid-ask” spreads are incorporated into the pricing of Registrant’s forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by Registrant because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. An investor may never achieve profits.

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

You Cannot be Assured of the Trading Advisor’s Continued Services Which May Be Detrimental to Registrant

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

Limited Ability to Liquidate Your Investment

There is no secondary market for the Units. While the Units have redemption rights, there are restrictions, and possible fees assessed. For example, Units may be redeemed only as of the close of business on the last business day of a calendar month provided a request for redemption is received at least five business days prior to the end of such month excluding the last business day of the month. Transfers of Units are subject to limitations, and the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for Registrant.

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Periods of illiquidity have accrued from time-to-time in the past, such as in connection with Russia’s default on its sovereign debt in 1998. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that the Trading Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for Registrant. The large size of the positions which the Trading Advisor is expected to acquire for Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

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

Because the Trust Does Not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures and forward trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Registrant does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers; while Registrant trades unprofitably.

Failure of Futures and Foreign Exchange Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures and foreign exchange generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, the Trust cannot be expected to be profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If Registrant does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and Registrant may have no gains to offset your losses from other investments.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

The Trading Advisor may engage in some or all of its trading on behalf of Registrant on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, Registrant will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on foreign exchanges is also subject to the risk of exchange controls, expropriation, excessive taxation or government disruption. Investors could incur substantial losses from trading on foreign exchanges by Registrant to which such investors would not have been subject had the Trading Advisor limited its trading to U.S. markets.

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

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN REGISTRANT; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act (“CEA”) requires a futures commission merchant (“FCM”) clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to Registrant (for example, Treasury bills deposited by Registrant with the clearing broker as margin) was held by the clearing broker.

In the event of the FCM’s bankruptcy, Registrant may recover a pro-rata share or none of its assets.

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

Trust Trading is Not Transparent

Trading decisions in respect of Registrant, are made by the Trading Advisor. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to unitholders and Registrant’s trading results are reported to the unitholders. Accordingly, an investment in Registrant does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers. The Managing Owner may (but is under no obligation to) provide estimated daily or weekly values to unitholders.

Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of Registrant. No counsel has been appointed to represent an investor in connection with the offering of the Units. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in Registrant.

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

Registrant may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, the commodity pools also assume the risk of loss from counterparty nonperformance. In the future, Registrant may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments, which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming less liquid. Because there is no exchange or clearing- house for these contracts, Registrant will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, Registrant will not receive the protections, which are provided by the CFTC’s regulatory scheme.

Possibility of Termination of the Trust or any Trust Before Expiration of its Stated Term

As Managing Owner, the Managing Owner may withdraw from the Trust or Registrant, which would cause the Trust or Registrant, as appropriate, to terminate unless a Substitute Managing Owner was appointed. Other events, such as a long-term substantial loss suffered by Registrant, could also cause Registrant to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association (“NFA”) of the Managing Owner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to Registrant.

There may be an additional risk due to the fact Registrant may trade foreign exchange contracts off-exchange and, as such, does not have protection of an exchange. There is also the additional risk that the assets held with the clearing broker for trading off-exchange foreign currencies are not required to be segregated.

Registrant may also trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.

Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

Certain Trading Advisors will trade their programs by entering into spot and forward transactions involving currencies with United States and foreign banks and currency dealers. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

Registrant is subject to Speculative Position Limits

The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain futures interests contracts that may be held or controlled by any one person or group. Therefore, the Trading Advisor may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of Registrant.

Reliance on the Trading Advisor to Trade Successfully

The Trading Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of Registrant. The Managing Owner has no control over the specific trades the Trading Advisor makes, leverage used, risks and/or concentrations assumed or whether the Trading Advisor will act in accordance with the disclosure documents or descriptive materials furnished by them to the Managing Owner. The Managing Owner can provide no assurance that the trading programs employed by the Trading Advisor will be successful.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or use any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Owner.

Certain administrative services are provided by Spectrum Global Fund Administration, L.L.C., Registrant’s administrator (the “Administrator”), which is located at 33 West Monroe, Suite 1000, Chicago, IL 60603.

Item 3.	Legal Proceedings

There are no material proceedings pending by or against Registrant or the Managing Owner.

Item 4.	Submission of Matters to a Vote of Security Holder

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the offering of Limited Interests and the use of proceeds is incorporated by reference to Note 1 to Registrant’s 2008 Annual Report, which is filed as an exhibit hereto.

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

In 2009, the Managing Owner, determined that, effective March 1, 2009, Interests in Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, Investors will continue to be able to redeem their Interests on a weekly basis on the Friday of each week.

As of January 31, 2009, there were 529 holders of record owning 55,628.259 Interests, which include 586 Managing Owner or General Interests owned by the Managing Owner.

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

The following table presents selected financial data of Registrant. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 6 through 16 of Registrant’s 2008 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Total revenues (including interest)	$382,828	$(463,007)	$1,801,187	$1,096,985	$2,737,088

Net income (loss)	$(314,200)	$(1,498,334)	$316,234	$(690,225)	$827,513

Net income (loss) per weighted average Interest	$(4.93)	$(16.32)	$2.53	$(4.48)	$4.75

Total assets	$5,584,841	$7,362,403	$13,512,551	$17,141,166	$20,550,930

Net asset value per Interest	$96.09	$101.23	$119.83	$118.81	$123.69

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 to the financial statements to Registrant’s 2008 Annual Report, which is filed herewith.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and/or Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. The adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

The Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in Registrant’s financial statements. $0 or 0.00% of Registrant’s investments at December 31, 2008 are classified as Level 1 or Level 3 and $5,445,636 or 100.00% are classified as Level 2 using the fair value hierarchy of SFAS 157. $0 or 0.00% of Registrant’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $7,240,815 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157.

Investments classified as Level 2 and Level 3 under SFAS 157 represent the Registrant’s investment in the Trading Vehicle and are valued weekly at the net asset value as reported by the Trading Vehicle. The Trading Vehicle’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Trading Vehicle determined that certain assets and liabilities which require management judgment or estimation were not material and therefore, to be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 2 and Level 3 fair value category for years ended December 31, 2008 and 2007 is provided in Note 5 of Registrant’s financial statements included in Registrant’s 2008 Annual Report. Of the $200,593 gain and $(729,523) loss for the years ended December 31, 2008 and 2007, respectively, reported on Level 2 and Level 3 investments in Note 5, $120,855 and $(837,715), respectively, represent a change in unrealized gain (loss) allocated from the Trading Vehicle on Registrant’s statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of FAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Managing Owner evaluated the impact of adopting FSP FAS 157-3 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. The Managing Owner evaluated the impact of adopting FSP FIN 39-1 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner evaluated the impact of adopting SFAS 159 and its impact on the Registrant’s financial statements. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Managing Owner evaluated the impact of adopting SFAS 161 and its impact on the Registrant’s financial statements. The adoption of this standard is not expected to have an impact on the Registrant’s financial statements

Liquidity and Capital Resources

Registrant commenced operations on March 13, 2000. Additional contributions were raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant. Registrant terminated the offering of additional Limited Interests in Registrant in July 2003.

For the years ended December 31, 2008, 2007 and 2006 there were no subscriptions of Limited Interests. For the years ended December 31, 2008, 2007 and 2006 subscriptions of General Interests were $0, $2,200 and $0, respectively.

Limited Interests in Registrant may be redeemed on a weekly basis. Redemptions of Limited Interests for the years ended December 31, 2008, 2007 and 2006 were $1,456,676, $4,417,162 and $3,835,511, respectively. Redemptions of General Interests for the years ended December 31, 2008, 2007 and 2006 were $14,245, $43,131 and $48,184, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

In 2009, the Managing Owner, determined that, effective March 1, 2009, Interests in Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, Investors will continue to be able to redeem their Interests on a weekly basis.

At December 31, 2008, 99.05% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which is used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities through its investment in the Trading Vehicle, Registrant continues to own (through its investment in the Trading Vehicle) such liquid assets to be used as margin. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forwards and option contracts (through its investment in the Trading Vehicle), its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant, the Trading Vehicle and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures, forwards and option contracts, see Note 7 to Registrant’s financial statements attached hereto.

Market Overview

Following is a market overview for the years ended December 31, 2008, December 31, 2007 and December 31, 2006:

The Year Ended December 31, 2008

2008 was a watershed year for the world economy and the financial industry. It marked the end of an era for the world economy—an era of rising leverage, bloated balance sheets, inflated asset valuations, and above all, a dangerously unbalanced international economic and financial arrangement that was heavily reliant on the American consumer as the buyer of last resort. The financial market upheavals of the past year, rivaled only by those of the Great Depression, smashed the aging edifice of the old era. The pain was all the more acute for the financial sector, where the yearlong nightmare was topped off by the eruption of the Bernie Madoff scandal. Thanks to the dramatic monetary and fiscal policy moves worldwide, most notably by the US Federal Reserve, the US is unlikely to repeat the Depression of the 1930’s. However, the liquidity environment is likely to remain challenged and a sustainable economic recovery may well not begin until 2010.

The US economic data reported throughout the year were horrendous. The US economy lost 2.6 million jobs in 2008, the most since 1945. Of these, 1.9 million jobs were lost in the last few months of the year. The unemployment rate jumped to over 7% to end the year, which is the highest it has been in sixteen years. The latest reported US housing prices showed a drop of over 15% from January 2008 through October 2008 and a 30% decline from January 2007 through October 2008 was reported. At year end, housing starts were at the lowest levels in 50-years and housing permits, one of the leading economic indicators, were at 27-year lows. Retail sales struggled through 2008 and capped the year with one of the worst holiday seasons on record.

According to the Merrill Lynch Index, treasuries of all maturities combined returned almost 15% in 2008. The Federal Reserve added additional liquidity and slashed the Federal Discount Rate to a 0.0% - 0.25% range during December. For the first half of the year, the Federal Reserve Open Market Committee lowered rates in attempts to improve market conditions due to the sub-prime mortgage crisis. Additional rate reductions were geared to stimulate the economy in the face of the global credit crisis as numerous financial institutions announced faltering operations during the last few months of 2008. As a result, the Discount Rate and Federal Funds Rate decreased over 4% throughout the year.

As the housing and credit markets around the globe crumbled, the world’s central banks worked collaboratively and lowered key rates throughout 2008. The Bank of England, faced with a deepening banking crisis and recession, lowered their rate by approximately 3.5% throughout the year. Even the President of the European Central Bank (“ECB”), Jean Claude Trichet, had to abandon his long term hawkish stance as the ECB lowered rates to 2.0% by year end. The scene was all too familiar in Asia as the Peoples Bank of China and the Bank of Japan lowered rates in 2008.

Currencies: The Dollar Index, which measures the US unit against a basket of other currencies, capped off the year by gaining roughly 6%. The greenback’s most noteworthy gains were concentrated on the euro, pound and Australian and New Zealand dollars. The US dollar continued to decline versus the Japanese yen in December and fell approximately 19% for the year, the largest decline in more than twenty years. Japan appeared to be significantly less exposed to the credit crisis compared to the US, England, European Union, China and other nations as the yen witnessed gains across the board in 2008. Though the euro lost value versus the US dollar in 2008, it ended the year with record performance versus the pound. The pound was the weakest among major currencies versus the US dollar with an approximate 27% slide during the year.

Energies: After crude reached a record high close of over $145 a barrel on July 3, the deleveraging and a severe drop off in demand caused the price of crude to plummet. Within the Dow Jones AIG Commodity Index (“DJAIG”) crude was one of the worst performing sectors in 2008, posting losses in excess of 50% by closing the year near $45 a barrel. Crude continued to slide despite significant OPEC (Organization of the Petroleum Exporting Countries) supply decreases in September, in October and again in December. Heating oil and reformulated gasoline had similar 2008 price trends. Reformulated gasoline posted the worst performance within the DJAIG with losses amounting to roughly 60% for the year. Natural gas witnessed handsome returns through July as the price of domestic natural gas surged from the first quarter and rallied over 70% for the year. However, like other commodities, the global economic malaise caused demand to drop off considerably leading to dramatic price reductions throughout the second half of the year. The dispute between Russia and the Ukraine, which disrupted the supply of natural gas to Central and Eastern Europe during December, had little impact on price. Within the DJAIG, natural gas realized a loss near 25% for the year, which was the best performance for all energies within the Index.

Agriculturals: Wheat, corn, soybeans and cotton ended the year with strong overall returns for December but all suffered rather disappointing returns for the year. Overall for 2008, wheat, corn, soybeans and cotton ended the period down approximately 31%, 11%, 19% and 28%, respectively, within the DJAIG. Wheat gained early in the year on fears of feed grain shortage but record annual harvest, followed by the wheat deleveraging that occurred in the second half of the year due to the global financial meltdown, led to increased supplies plaguing silos across the globe. The ethanol story, the growing potential of an eventual global food shortage and capital flows into commodities, were all factors behind corn’s rally in the first half of 2008 that seemed to disappear in the third and fourth quarters of the year. Despite excessive precipitation across the central bean belt and increased demand from China, which lent support for soybeans’ performance realized during the first and second quarters, all gains were erased in the third and fourth quarters.

Indices: The global equity performance for 2008 in general can be described as dreadful. The year started off poorly and the markets just got worse. Many market participants fell victim to forced selling as massive capital outflows continued through year end. The global credit crisis and the recession worsened, but a flake of relief emerged as central banks worked collaboratively and lowered key rates, added substantial liquidity and enacted stimulus packages during the final months of the year with more promised for 2009. The result for the major US indices was a modest advance in December as the Dow Jones Industrial Average posted a slight gain; however, it ended the year down approximately 34%. The S&P 500 ended December with an advance but posted an approximate 37% loss for the year. For December, the NASDAQ recorded positive overall performance but technology stocks were a major victim of the global economic collapse and realized an approximate 40% loss for the year. In Europe, the DAX and CAC witnessed positive performance in December; however, they posted losses of approximately 40% and 43%, respectively, for the year. The London FTSE and Russian equities finished December and the year with negative returns. The three majors in Asia — the Nikkei, Hang Seng and Kospi — ended 2008 on a rally but down considerably for the year. Australia and New Zealand witnessed steep losses in 2008 as well. The Latin American block was hit hard by the economic meltdown as the Mexican Bolsa Index and the Brazilian Bovespa Stock Index closed the year down considerably.

Metals: Gold posted strong performance as the precious metal advanced approximately 8% in December and finished 2008 up almost 5%. Asian and geopolitical buying, flight-to-safety, strong European dealer demand and small losses in the US Dollar Index all factored into gold’s run in December. Silver, platinum and palladium all recorded gains in December; however, silver posted large losses within the DJAIG on the year. Among base metals, 2008 was a terrible year across the board. The global housing and commercial real-estate market collapse and the looming economic recession caused demand for these metals to grind to a halt. Also, large inventories of these metals drove the prices down further. Within the DJAIG, aluminum, zinc, copper and nickel wrapped up the year down approximately 36%, 49%, 54% and 55%, respectively.

Softs and Livestock: Sugar featured a relatively quiet December and lost about 1% overall for the month as abundant supply prevailed. However, sugar was the leading commodity in the DJAIG and witnessed an overall gain of over 9% for the year. Coffee and cocoa ended a miserable year with negative overall performance. As the global economy worsened, beef demand continued to fall, resulting in cattle prices dropping by a disappointing 12% within the DJAIG for the year. Hogs were one of the few sectors within the DJAIG to cap the year with overall positive returns. Demand increases, mainly in China, drove hog prices up over 5% in 2008 within the DJAIG.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 are presented below.

The Year Ended December 31, 2008

Currencies: (-) Registrant experienced the majority of its gains in the euro and British pound. The largest losses were incurred in the Canadian dollar, Japanese yen and New Zealand dollar.

Energies: (+) Registrant experienced gains in reformulated gasoline, brent crude, heating oil and natural gas. Losses were incurred in crude oil and gas oil.

Indices: (+) Registrant experienced the majority of its overall gains in the Nikkei, Dow Jones Stoxx 50, NASDAQ 100, London FTSE and the Australian All Ordinaries Index. Losses were realized in the CAC 40 and the S&P 500.

Interest Rates: (-) Registrant experienced a majority of its gains in US Treasury Notes and Australian bonds. Losses were incurred in German bonds, German Bund and Euribor.

Metals: (+) Registrant experienced gains in gold and zinc. Losses were incurred in copper.

The Year Ended December 31, 2007

Currencies: (-) Registrant experienced the majority of its losses in the Australian dollar, Canadian dollar, euro, Mexican Peso, U.S. dollar versus the Japanese yen and Japanese yen. The majority of gains were experienced in the Swiss franc, New Zealand dollar and the British pound.

Energies: (-) Registrant experienced losses in crude oil, gas oil and heating oil. Gains were experienced in gasoline and natural gas.

Indices: (-) Registrant experienced the majority of its losses in the CAC 40, Nikkei, S&P 500, FTSE 100 and the Taiwan Indices. The majority of gains were experienced in the DAX, Hang Seng and the Nasdaq 100 indices.

Interest Rates: (+) Registrant experienced the majority of its losses in Euribor, Eurodollar, German 2-year Bonds and Short Sterling. The majority of gains were experienced in German Bobl, Japanese Government Bonds, British Gilt and U.S. Treasury Bonds.

Metals: (-) Registrant experienced losses in copper and zinc. Gains were experienced in gold.

The Year Ended December 31, 2006

Currencies: (-) Registrant was down for the year, with losses on long positions in the Mexican Peso, short positions in the Swiss Franc, and long and short positions in the Japanese Yen being the largest contributors.

Energies: (-) Registrant was down in 2006, with losses occurring from long positions in crude oil, heating oil and, long and short positions in natural gas.

Grains: (+) Registrant was up for the year. Long positions in wheat contributed to the gains.

Indices: (+) Registrant was up for the year, on gains from long and short positions in the DAX and the S&P TSE, and long positions in the DJ Stoxx 50 and the Nikkei indices.

Interest Rates: (+) Registrant was up for the year, on gains from long positions in the Japanese Government Bond, and short positions in the British Gilt and U.S. 10 year Treasury Note.

Metals: (-) Registrant was down for the year, on losses from long and short positions in copper.

Softs: (-) Registrant was down for the year, on losses from long positions in sugar and cattle.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of December 31, 2008, was $96.09, a decrease of 5.08% from the December 31, 2007 Net Asset Value per Interest of $101.23, which was a decrease of 15.52% from the December 31, 2006 Net Asset Value per Interest of $119.83 which was an increase of 0.86% from the December 31, 2005 Net Asset Value per Interest of 118.81. The CISDM CPO Asset Weighted Index (formerly known as the Zurich Fund/Pool Qualified Universe Index) returned 16.29%, 8.55% and 8.30% for the years ended December 31, 2008, 2007 and 2006, respectively. The CISDM CPO Asset Weighted Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports, LLC. Past performance is not necessary indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees for the years ended December 31, 2008, 2007 and 2006 were approximately $305,000, $(908,000) and $1,079,000, respectively.

Registrant’s average net asset level during the year ended December 31, 2008 was approximately $6,372,000, a decrease of approximately $4,032,000 as compared to the year ended December 31, 2007 primarily due to redemptions and negative trading performance. Registrant’s average net asset level during the year ended December 31, 2007 was approximately $10,404,000, a decrease of approximately $5,187,000 as compared to the year ended December 31, 2006 primarily due to the effects of redemptions and negative trading performance. Registrant’s average net asset level during the year ended December 31, 2006 was approximately $15,591,000, a decrease of approximately $3,528,000 as compared to the year ended December 31, 2005 due solely to redemptions.

Interest income is earned on the average daily equity maintained in with the clearing broker and bank at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income during the year ended December 31, 2008 was approximately $78,000, a decrease of approximately $367,000 as compared to the year ended December 31, 2007 primarily due to reduced average net assets as discussed above and lower short term interest rates. Interest income during the year ended December 31, 2007 was approximately $445,000, a decrease of approximately $277,000 as compared to the year ended December 31, 2006 due to reduced average net assets discussed above. Interest income during the year ended December 31, 2006 was approximately $722,000, an increase of approximately $157,000 as compared to the year ended December 31, 2005 due to increased short-term interest rates, which more than offset the reduced average net asset levels discussed above.

Administrative services are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of NFA, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Administrative services and other transaction fees during the year ended December 31, 2008 were approximately $394,000, a decrease of approximately $261,000 as compared to the year ended December 31, 2007 primarily due to reduced average net asset levels as discussed above. Administrative services and other transaction fees during the year ended December 31, 2007 were approximately $655,000, a decrease of approximately $354,000 as compared to the year ended December 31, 2006 primarily due to reduced average net asset levels discussed above. Administrative services and other transaction fees during the year ended December 31, 2006 were approximately $1,008,000, a decrease of approximately $251,000 as compared to the year ended December 31, 2005 due to reduced average net asset levels discussed above.

Management fees are calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees during the year ended December 31, 2008 were approximately $127,000, a decrease of approximately $83,000 as compared to the year ended December 31, 2007 primarily due to reduced average net assets as discussed above. Management fees during the year ended December 31, 2007 were approximately $210,000, a decrease of approximately $7,000 as compared to the year ended December 31, 2006 primarily due to reduced average net asset levels discussed above. Management fees during the year ended December 31, 2006 were approximately $217,000, a decrease of approximately $23,000 as compared to the year ended December 31, 2005 due to reduced average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. For the year ended December 31, 2008, the Trading Advisor maintained a loss carryforward of approximately $(1,800,000) based on Registrant’s performance. Incentive fees during the years ended December 31, 2008, 2007 and 2006 were approximately $0, $55,000 and $154,000 ($1,000 to Bridgewater Associates Inc. and $153,000 to the Trading Advisor to the Trading Vehicle), respectively.

General and administrative expenses for the years ending December 31, 2008, 2007 and 2006 were approximately $196,000, $169,000 and $125,000, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. During the years ending December 31, 2008, 2007 and 2006, expenses exceeding the 1.5% threshold that the Managing Owner has agreed to pay were $20,218, $52,845 and $19,796, respectively.

Inflation

Inflation has had no material impact on operations or on the financial condition of Registrant from inception through December 31, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by Registrant to the Trading Advisor through its investment in the Trading Vehicle and to the Managing Owner are calculated as a fixed percentage of the Trading Vehicle’s and Registrant’s Net Asset Value, respectively. Incentive fees payable by Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s Annual Report attached herewith.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 3 through 5 of Registrant’s 2008 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007 are summarized below (Because redemptions may be made, and management and incentive fees are calculated on a weekly basis, financial statements for interim periods are as of the latest valuation day in the last week of the period.):

	For the period from January 1, 2008 to March 28, 2008	For the period from March 29, 2008 to June 27, 2008	For the period from June 28, 2008 to September 26, 2008	For the period from September 27, 2008 to December 31, 2008
Total revenues (including interest)	$137,807	$396,510	$(169,879)	$18,390

Total revenues (including interest) less commissions, administrative services and other transaction fees	$34,349	$296,664	$(268,795)	$(73,512)

Net income (loss)	$(52,324)	$250,906	$(377,228)	$(135,554)

Net income (loss) per weighted average Interest	$(0.76)	$3.85	$(6.05)	$(2.31)

	For the period from January 1, 2007 to March 30, 2007	For the period from March 31, 2007 to June 29, 2007	For the period from June 30, 2007 to September 28, 2007	For the period from September 29, 2007 to December 31, 2007
Total revenues (including interest)	$(646,499)	$1,646,920	$(1,343,854)	$(119,574)

Total revenues (including interest) less commissions, administrative services and other transaction fees	$(842,061)	$1,456,254	$(1,486,012)	$(245,724)

Net income (loss)	$(937,581)	$1,317,137	$(1,583,300)	$(294,590)

Net income (loss) per weighted average Interest	$(8.55)	$12.96	$(19.30)	$(3.92)

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

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Principal Executive Officers and Principal Financial Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating Registrant’s disclosure controls and procedures, the Managing Owner recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can prove absolute assurance that all control issues and instances of fraud, if any, within Registrant have been detected.

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2008. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2008, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control—Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal control over financial reporting were effective as of December 31, 2008.

There are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention of overriding controls. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2008 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in its 2008 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Mr. Bala Kasturi (born 1964), Senior Vice President and Director of Risk Management , joined the Managing Owner in March 2006. He is responsible for investment analytics and portfolio/risk management and collaborates on manager due diligence and analytics. Mr. Kasturi is a member of the Investment Committee. From January 2002 through January 2004, Mr. Kasturi served as a Managing Partner and Portfolio Manager at Vega Asset Management USA LLC and from January 2004 to July 2005, he served as Managing Partner and Portfolio Manager of the Taurus Global Macro Fund at VegaPlus Capital Partners USA LLC. Prior to joining VegaPlus, Mr. Kasturi was a macro fund manager at Bankers Trust/Deutsch Asset Management from January 2000 through December 2001 for the DB Global Macro Fund where he developed quantitative models for valuation and trading across all asset classes and strategies. From October 1997 through December 2000, he was Portfolio Manager at Bankers Trust for a global fixed income fund. Mr. Kasturi worked at Tiger Management from March 1993 through October 1997 as a Risk Manager, where he developed market risk systems and was a member of the Risk Management Committee. Mr. Kasturi has an undergraduate degree in Commerce from Osmania University in India, an MBA from Northeast Louisiana University and a MS in Computer Science from Ballarat University in Australia.

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

Mr. Gordon Nicholson (born 1965), Vice President and Senior Research Analyst, graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies - Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst. Mr. Nicholson joined the Kenmar Group in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Owner. Mr. Nicholson is a Member of Registrant’s Investment Committee. Previously, he was the Manager – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005. Prior to that, from July 2002 to April 2003, he was a Senior Credit Analyst at Bombardier Capital, Inc., an asset management firm.

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

As of January 31, 2009, Preferred owns 586 General Interests in Registrant. As of January 31, 2009, all of Preferred’s stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of January 31, 2009, the following officers of the Managing Owner are deemed to own beneficially the following number of General Interests issued by Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Interests	Marc S. Goodman
	900 King Street, Suite 100
	Rye Brook, New York 10573	586 General Interests (*)	100%

General Interests	Kenneth A. Shewer
	900 King Street, Suite 100
	Rye Brook, New York 10573	586 General Interests (*)	100%

General Interests	Esther E. Goodman
	900 King Street, Suite 100
	Rye Brook, New York 10573	586 General Interests (**)	100%

(*)	These Interests are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.
(**)	These Interests are held by the Beneficial Owner’s spouse indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of January 31, 2009, no owners of Limited Interests beneficially owned more than five percent (5%) of the Limited Interests issued by Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between Registrant and the officers of the Managing Owner.

Reference is made to Note 4 to the financial statements in Registrant’s 2008 Annual Report, which is filed as an exhibit hereto, which identifies the related parties and discusses the services provided by these parties and the amounts paid or payable, if any, for their services.

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

Audit Fees and All Other Fees

Registrant’s principal accountant since October 15, 2007 through the year ended December 31, 2008 has been Eisner LLP (“Eisner”). Registrant’s principal accountant for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 was Deloitte & Touche LLP (“D&T”). We have been advised by Eisner that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(a)	Audit Fees

Fees for audit services performed by Eisner totaled approximately $41,000 and $28,000 for 2008 and 2007, respectively, including fees associated with the review of Registrant’s quarterly report on Form 10-Q. Fees for audit services performed by D&T totaled approximately $22,000 and $52,500 for 2007 and 2006, respectively, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b)	Audit-Related Fees

The audit-related fees billed to Registrant by Eisner for 2008 totaled $0. The audit-related fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The audit-related fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0.

(c)	Tax Fees

There were no fees for tax services performed by, or billed to the Registrant by Eisner for 2008 and 2007 or by D&T for 2007 and 2006.

(d)	All Other Fees.

The other fees billed to Registrant by D&T for the year ended December 31, 2006 and for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0. The other fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The other fees billed to Registrant by Eisner for the year ended December 31, 2008 totaled $0.

PART IV

Annual Report Page Number
Item 15.		Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting

Firm incorporated by reference to Registrant’s 2008 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – Eisner LLP	1

		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	2

Financial Statements:

		Statements of Financial Condition – December 31, 2008 and 2007	3

		Statements of Operations – Years ended December 31, 2008, 2007 and 2006	4

		Statements of Changes in Partners’ Capital – Three years ended December 31, 2008	5

		Notes to Financial Statements	6 – 16

	2.	Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3.	Exhibits

	(a)	Description:

	4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated December 1, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 000-32685, filed on December 3, 2008)

	4.2	Fifth Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated January 21, 2009 (incorporated by reference to Exhibit 3.4 to Form 8-K, File No. 000-32685, filed on January 21, 2009)

	4.3	Sixth Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated as of March 1, 2009 (filed herewith)

	4.4	Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on April 2, 2002)

	4.5	Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Post Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on April 2, 2002)

	4.6	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on April 2, 2002)

	4.7	The Privacy Notice of the Managing Owner dated January 2009 (filed herewith)

	10.1	Form of Escrow Agreement among the Trust, Managing Owner, PSI and the Chase Manhattan Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

	10.2	Form of Brokerage Agreement among the Trust and PSI (incorporated by reference to Exhibit 10.2 to Registrant’s Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

	10.3	Form of Advisory Agreement among Registrant, Managing Owner, and the Trading Advisor (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on July 16, 1999)

	10.4	Form of Representation Agreement Concerning the Registration Statement and the Prospectus among Registrant, Managing Owner, PSI, Wilmington Trust Company and the Trading Advisor (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

	10.5	Form of Net Worth Agreement between the Managing Owner and Prudential Securities Group, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

	10.6	Service Agreement among Registrant, Prudential Securities Futures Management Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

	10.7	Novation letter among the Trust, Trading Advisor and Managing Owner dated September 14, 2004 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

	10.8	Letter Agreement Amending and Restating Brokerage Agreements between the Managing Owner and Prudential Financial Derivatives, LLC dated October 1, 2004 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

	10.9	WMT Campbell Pool, L.L.C. Organization Agreement dated November 3, 2004 (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

	10.10	Administrative Service Agreement between WMT Campbell Pool, L.L.C. and Preferred Investment Solutions Corp. dated November 3, 2004 (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

	10.11	Advisory Agreement among WMT Campbell Pool, L.L.C., Preferred Investment Solutions Corp. and Campbell & Company, Inc. dated November 3, 2004 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

	10.12	Amendment No. 1 to WMT Campbell Pool, L.L.C. Organization Agreement dated August 25, 2006 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

	10.13	Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated May 23, 2007 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

	13.1	Registrant’s 2008 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in Registrant’s 2008 Annual Report is to be deemed filed as part of this report) (filed herewith)

	14.1	Preferred Investment Solutions Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of October 13, 2008

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b)		Report on Form 8-K – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year; Financial Statements and Exhibits, dated December 1, 2008 (incorporated by reference)

Report on Form 8-K – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year; Financial Statements and Exhibits, dated January 21, 2009 (incorporated by reference)

Report on Form 8-K – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year; Financial Statements and Exhibits, dated March 1, 2009 (incorporated by reference)

[Remainder of the page intentionally left blank]

WORLD MONITOR TRUST II – SERIES D

ANNUAL REPORT

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

World Monitor Trust II – Series D

We have audited the accompanying statements of financial condition of World Monitor Trust II – Series D (the “Trust”) as of December 31, 2008 and 2007 the related statements of operations and changes in trust capital and the financial highlights for the years ended December 31, 2008 and 2007. These financial statements and the financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of World Monitor Trust II – Series D at December 31, 2008 and 2007, and the results of its operations and changes in its trust capital and the financial highlights for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
March 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

World Monitor Trust II – Series D

We have audited the statements of operations and changes in trust capital for the year ended December 31, 2006 of World Monitor Trust II – Series D (the “Trust”). These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in trust capital of World Monitor Trust II – Series D for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York
March 28, 2007

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents	$96,049	$52,766
Investment in WMT Campbell Pool L.L.C., at fair value (99.05% and 99.42% of net asset value, respectively)	5,445,636	7,240,815
Redemptions receivable from WMT Campbell Pool L.L.C.	22,938	15,977
Receivable from Managing Owner	20,218	52,845

Total assets	$5,584,841	$7,362,403

LIABILITIES
Accrued expenses	$40,098	$34,281
Administrative services and other transaction fees payable	30,123	37,430
Redemptions payable	16,583	7,534

Total liabilities	86,804	79,245

TRUST CAPITAL (Net Asset Value)
Limited Interests (56,630.348 and 71,218.556 interests outstanding) at December 31, 2008 and 2007, respectively	5,441,727	7,209,262
Managing Owner Interests (586 and 730 interests outstanding) at December 31, 2008 and 2007, respectively	56,310	73,896

Total trust capital (Net Asset Value)	5,498,037	7,283,158

Total liabilities and trust capital	$5,584,841	$7,362,403

Net Asset Value per Limited and Managing Owner Interest

December 31,
2008	2007	2006
$ 96.09	$101.23	$119.83

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
NET LOSS FROM TRUST OPERATIONS:
REVENUES
Realized	$0	$0	$(179,800)
Change in unrealized	0	0	324,964
Interest income	166	3,475	582,147

Total revenues	166	3,475	727,311

EXPENSES
Administrative services and other transaction fees	383,689	629,175	998,966
General and administrative	151,488	141,230	125,449
Management fees	0	0	161,348
Incentive fees	0	54,726	154,107

Total expenses	535,177	825,131	1,439,870

General and administrative expenses borne by the Managing Owner and its affiliates	(20,218)	(52,845)	(19,796)

Net expenses	514,959	772,286	1,420,074

NET LOSS FROM TRUST OPERATIONS	(514,793)	(768,811)	(692,763)

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	184,435	(70,071)	549,046
Change in unrealized	120,855	(837,715)	385,105
Interest income	77,372	441,304	139,725

Total revenues (losses)	382,662	(466,482)	1,073,876

EXPENSES
Brokerage commissions and other transaction fees	10,433	25,361	9,135
General and administrative	44,806	27,828	0
Management fees	126,830	209,852	55,744

Total expenses	182,069	263,041	64,879

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	200,593	(729,523)	1,008,997

NET INCOME (LOSS)	$(314,200)	$(1,498,334)	$316,234

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average Limited and Managing Owner interest	$(4. 93)	$(16.32)	$2.53

Weighted average number of Limited and Managing Owner interests outstanding	63,709	91,810	124,811

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Years Ended December 31, 2008, 2007 and 2006

	Interests	Limited Interests	Managing Owner Interests	Total
Trust capital at December 31, 2005	141,459.200	$16,631,085	$175,961	$16,807,046

Redemptions	(30,975.117)	(3,835,511)	(48,184)	(3,883,695)

Net income for the year ended December 31, 2006		313,873	2,361	316,234

Trust capital at December 31, 2006	110,484.083	13,109,447	130,138	13,239,585

Additions	18.171	0	2,200	2,200

Redemptions	(38,553.698)	(4,417,162)	(43,131)	(4,460,293)

Net loss for the year ended December 31, 2007		(1,483,023)	(15,311)	(1,498,334)

Trust capital at December 31, 2007	71,948.556	7,209,262	73,896	7,283,158

Redemptions	(14,732.208)	(1,456,676)	(14,245)	(1,470,921)

Net loss for the year ended December 31, 2008		(310,859)	(3,341)	(314,200)

Trust capital at December 31, 2008	57,216.348	$5,441,727	$56,310	$5,498,037

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note 1. ORGANIZATION

A.	General Description of the Trust

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, E and F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed and separate financial statements are prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The fiscal year end of the Trust and of Series D is December 31. Because redemptions may be made, and management and incentive fees are calculated on a weekly basis, financial statements for interim periods are as of the last valuation day in the last week of the period.

Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the Managing Owner of the Series.

Effective October 13, 2006, World Monitor Trust II Series D (“Series D”) contributed its net assets to WMT Campbell Pool L.L.C (the “Company”) and received a voting membership interest in the Company (See Note 9). The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are Series D and World Monitor Trust II– Series F (“Series F”). Preferred has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures, forwards and option contracts. The financial statements of the Company, including the condensed schedules of investments, are included in Section II of these financial statements and should be read in conjunction with Series D’s financial statements.

B.	Regulation

As a registrant with the Securities and Exchange Commission, the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of the futures commission merchants (brokers) and interbank market makers through which the Trust trades.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

Initially, the Limited Interests for each Series were offered for a period of up to 180 days after the date of the Prospectus (“Initial Offering Period”) at $100 per interest. The subscription minimum of $5,000,000 for each Series was reached during the Initial Offering Period permitting Series D, E and F to commence trading operations. Series D completed its initial offering on March 13, 2000 with gross proceeds of $5,279,158, which was fully allocated to commodities trading. Series E and Series F interests were offered until they substantially achieved their Subscription Maximum during June 2003 and July 2003, respectively. In addition, since July 2003, the weekly offering of interests in Series D has been suspended. Accordingly, at this time, interests in Series D may not be offered or exchanged.

Effective December 1, 2008, in accordance with the Fourth Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner is no longer required to maintain at least a 1% interest in the capital, profits and losses of each Series.

D.	The Trading Advisor

Each Series has its own independent commodity trading advisor that makes that Series’ trading decisions. The Managing Owner, on behalf of Series D, entered into an advisory agreement with Bridgewater Associates, Inc. (the “Trading Advisor”) to make the trading decisions for Series D. The advisory agreement was terminated on October 13, 2006 at the discretion of the Managing Owner. Effective October 13, 2006, the Managing Owner allocated 100% of the assets of Series D to an investment in the Company and the trading advisor of the Company, Campbell & Company, Inc. (the “Company’s Trading Advisor”), became Series D’s Trading Advisor (See Note 9).

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 1. ORGANIZATION (CONTINUED)

E.	Exchanges, Redemptions and Termination

Interests owned in one series of the Trust (Series D, E or F) were exchangeable, without any charge, for Interests of one or more other Series on a weekly basis as long as Limited Interests in those Series were being offered to the public. Series E and Series F are no longer offered to the public as those series substantially achieved their subscription maximums during June 2003 and July 2003, respectively. In addition, since July 2003, the offering of Interests in Series D has been suspended, as further discussed above in Note 1C. Accordingly, at this time, Interests may not be exchanged. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Redemptions are permitted on a weekly basis (See Note 9).

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

Commodity futures and foreign exchange transactions are reflected in the accompanying statement of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series D for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The weighted average number of Limited and Managing Owner Interests outstanding was computed for purposes of disclosing net income (loss) per weighted average Limited and Managing Owner Interests. The weighted average number of Limited and Managing Owner Interests are equal to the number of Interests outstanding at year-end, adjusted proportionately for Interests redeemed based on their respective time outstanding during such year.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series D recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Series D has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. Preferred, as Managing Owner of Series D, evaluated the impact of adopting FIN 48 on Series D’s financial statements. The adoption of FIN 48 had no material impact on Series D, as Series D’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Investment in WMT Campbell Pool L.L.C., at fair value	$0	$5,445,636	$0	$5,445,636

Transfers in (out)	$0	$5,445,636	$(5,445,636)	$0

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Investment in WMT Campbell Pool L.L.C., at fair value	$0	$0	$7,240,815	$7,240,815

Investments classified as Level 2 and Level 3 under SFAS 157 represent Series D’s investment in the Company and are valued weekly at the net asset value as reported by the Company. The Company’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Company’s assets and liabilities which require management judgment or estimation were not material to Series D’s financial statements and therefore, Series D’s investment in the Company should be classified as Level 2 at December 31, 2008. A table presenting the changes in the Level 2 and Level 3 fair value category for the years ended December 31, 2008 and 2007 is provided in Note 5 of these financial statements. Of the $200,593 gain and $(729,523) loss for the years ended December 31, 2008 and 2007, respectively, reported on Level 2 and Level 3 investments in Note 5, $120,855 and $(837,715), respectively, represent a change in unrealized allocated from the Company on Series D’s statements of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred, as Managing Owner of Series D, evaluated the impact of adopting FSP FAS 157-3 and its impact on Series D’s financial statements. The adoption of this standard did not have an impact on Series D’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred, as Managing Owner of Series D, evaluated the impact of adopting SFAS 159 and its impact on Series D’s financial statements.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The Trust adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on Series D’s financial statements, as Series D did not elect the fair value option for any eligible financial assets or liabilities.

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. Preferred, as Managing Owner of Series D, evaluated the impact of adopting FSP FIN 39-1 and its impact on Series D’s financial statements. The adoption of this standard did not have an impact on Series D’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred, as Managing Owner of Series D, evaluated the impact of adopting SFAS 161 and its impact on Series D’s financial statements. The adoption of this standard is not expected to have an impact on Series D’s financial statements.

B.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. Series D receives interest on all cash balances held by the bank and clearing brokers at prevailing rates.

C.	Income Taxes

Series D is treated as a partnership for Federal income tax purposes. As such, Series D is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual interest holders including the Managing Owner. Series D may be subject to other state and local taxes in jurisdictions in which it operates.

D.	Investment in WMT Campbell Pool L.L.C.

The investment in the Company is reported in Series D’s statement of financial condition at the net asset value as reported by the Company. Series D records its proportionate share of the Company’s income or loss in the statement of operations. Valuation of futures contracts by the Company is discussed in the notes to the Company’s financial statements included in Section II of this report.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Profit and Loss Allocations and Distributions

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

F.	Interest Income

Interest income is recorded on an accrual basis.

G.	Foreign Currency Transactions

Series D’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar through its investment in the Company. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized on the statements of operations.

Note 3. FEES

A.	Organizational and General and Administrative Costs

Under the Company Organization Agreement, Preferred may allocate administrative costs of the Company to Series D. Other administrative costs include, but are not limited to, those costs discussed in Note 4 below.

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

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 3. FEES (CONTINUED)

Incentive fees incurred by Series D for the years ended December 31, 2008, 2007, and 2006 were $0, $54,726 and $154,107, respectively.

C.	Administrative and Transaction Fees Services

Effective with Series D’s investment in the Company on October 13, 2006, Series D is allocated its proportionate share of the Company’s transaction based fees on a pro rata basis based on Series D’s pro rata capital in the Company. In addition, Series D pays an administrative services fixed fee equal to 6% of its net asset value directly to the Managing Owner.

Note 4. RELATED PARTIES

Series D reimburses the Managing Owner or its affiliates for services they perform for Series D, which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; investor communications; printing, and other administrative services. However, to the extent that general and administrative expenses exceeded 1.5% of Series D’s net asset value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded such limitations in 2008, 2007 and 2006, a portion of the expenses related to services provided by the Managing Owner for Series D, during the years ended December 31, 2008, 2007 and 2006 were borne by the Managing Owner and its affiliates.

The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

	2008	2007	2006
Administrative services	$383,689	$629,175	$943,016
General and administrative	53,530	44,400	25,180

	437,219	673,575	968,196

General and administrative expenses borne by the Managing Owner and its affiliates	(20,218)	(52,845)	(19,796)

	$417,001	$620,730	$948,400

Expenses payable to the Managing Owner and its affiliates as of December 31, 2008 and 2007, (which are included in accrued expenses, administrative services and other transaction fees payable on the statement of financial condition) were $45,853 and $50,850, respectively.

Note 5. INVESTMENT IN WMT CAMPBELL POOL L.L.C.

Effective October 13, 2006, Series D invested a substantial portion of its assets in the Company. Series D’s investment in the Company represents approximately 25.48% and 26.73% of the net asset value of the Company at December 31, 2008 and 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with the Company’s Trading Advisor to make the trading decisions for the Company. The Company’s Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio. Series D records its proportionate share of each item of income and expense from the investment in the Company in its statements of operations.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 5. INVESTMENT IN WMT CAMPBELL POOL L.L.C. (CONTINUED)

Summarized information for Series D’s investment in the Company is as follows:

	Net Asset Value January 1, 2008	Investments	Gain*	Redemptions	Net Asset Value December 31, 2008
WMT Campbell Pool L.L.C.	$7,240,815	$0	$200,593	$(1,995,772)	$5,445,636

	Net Asset Value January 1, 2007	Investments	Loss*	Redemptions	Net Asset Value December 31, 2007
WMT Campbell Pool L.L.C.	$13,237,677	$0	$(729,523)	$(5,267,339)	$7,240,815

	Net Asset Value January 1, 2006	Investments	Gain *	Redemptions	Net Asset Value December 31, 2006
WMT Campbell Pool L.L.C.	$0	$13,143,305	$1,008,997	$(914,625)	$13,237,677

*	Included in earnings and includes $120,855, ($837,715) and $385,105 for 2008, 2007 and 2006, respectively, attributable to the change in unrealized gains and losses.

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

Series D has cash on deposit with financial institution. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Interestholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Series D’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not permitted to commingle such assets with its other assets. At December 31, 2008 and 2007, such segregated assets totaled $0 and $0, respectively which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires Series D’s futures commission merchant to secure assets of Series D related to foreign futures trading which totaled $0 and $0 at December 31, 2008 and 2007, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 8. FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the years ended December 31, 2008, 2007 and 2006. This information has been derived from information presented in the financial statements.

	2008	2007	2006
Per Interest Performance (for an Interest outstanding throughout the entire year)

Net asset value per Interest at beginning of year	$101.23	$119.83	$118.81

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1), (3)	4.58	(12.16)	7.06
Interest income(1), (3)	1.22	4.84	5.78
Expenses(1), (3)	(10.94)	(11.28)	(11.82)

Net increase (decrease) for the year	(5.14)	(18.60)	1.02

Net asset value per Interest at end of year	$96.09	$101.23	$119.83

Total Return
Total return before incentive fees	(5.08)%	(14.99)%	1.85%
Incentive fees	0.00%	(0.53)%	(0.99)%

Total return after incentive fees	(5.08)%	(15.52)%	0.86%

Supplemental Data
Ratios to average net asset value:(3)
Net investment loss before incentive fees(2)	(9.72)%	(5.15)%	(3.85)%
Incentive fees	0.00%	(0.53)%	(0.99)%

Net investment loss after incentive fees	(9.72)%	(5.68)%	(4.84)%

Interest income	1.22%	4.28%	4.63%

Incentive fees	0.00%	0.53%	0.99%
Other expenses	10.94%	9.43%	8.48%

Total expenses	10.94%	9.96%	9.47%

Total returns are calculated based on the change in value of an Interest during the year. An individual Interestholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income per Interest, and expenses per Interest are calculated by dividing interest income and expenses by the weighted average number of Interests outstanding during the year. Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per Interest with the other per Interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes the Trust’s proportionate share of income and expenses of the Company, for the years ended December 31, 2008, 2007 and 2006.

WORLD MONITOR TRUST II – SERIES D

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 9. SUBSEQUENT EVENT

In 2009, the Managing Owner of Series D, E and F, determined that, effective March 1, 2009, Interests in Series D, E and F can only be redeemed as of the last business day of each month. Through February 27, 2009, Investors will continue to be able to redeem their Interests on a weekly basis. Consequently, future interim period financial statements of the Series D, E and F would be as of the last day of a calendar quarter.

Effective March 31, 2009, Preferred decided to terminate Campbell & Company, Inc. as Series D’s Trading Advisor and withdraw as a member of the Company, and re-allocate the investments of Series D to WCM Pool LLC effective April 1, 2009. Winton Capital Management Limited is the trading advisor of WCM Pool LLC.

SECTION II

WMT CAMPBELL POOL L.L.C.

ANNUAL REPORT

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

WMT Campbell Pool L.L.C.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of WMT Campbell Pool L.L.C. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations and changes in members’ capital and financial highlights for the years ended December 31, 2008 and 2007. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of WMT Campbell Pool L.L.C. at December 31, 2008 and 2007, and the results of its operations and changes in its members’ capital for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

WMT Campbell Pool L.L.C.

We have audited the statements of operations and changes in members’ capital for the year ended December 31, 2006 of WMT Campbell Pool L.L.C. (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in members’ capital of WMT Campbell Pool L.L.C. for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York

March 28, 2007

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
ASSETS
Equity in broker trading accounts
Cash and cash equivalents (See Note 2)	$21,427,989	$27,487,484
Interest receivable	669	53,769
Net unrealized gain on open contracts	106,860	0
Commodity options owned, at fair value (premiums paid $8,213 and $52,945 at December 31, 2008 and 2007, respectively)	4,691	37,015

Total assets	$21,540,209	$27,578,268

LIABILITIES
Accrued expenses	$42,575	$27,446
Commodity options written, at fair value (premiums received $29,526 and $29,814 at December 31, 2008 and 2007, respectively)	24,902	14,169
Net unrealized loss on open contracts	0	349,629
Management fees payable	39,067	46,708
Redemptions payable	64,976	52,974

Total liabilities	171,520	490,926

MEMBERS’ CAPITAL (Net Asset Value)
Member D	5,445,636	7,240,815
Member F	15,923,053	19,846,527

Total members’ capital (Net Asset Value)	21,368,689	27,087,342

Total liabilities and members’ capital	$21,540,209	$27,578,268

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2008 and 2007

	2008		2007
	Fair Value as a % of Members’ Capital	Fair Value	Fair Value as a % of Members’ Capital	Fair Value
Futures Contracts

Futures contracts purchased:
Commodities	(0.01)%	$(2,304)	0.29%	$78,350
Interest rates	0.35%	75,049	0.27%	73,667
Stock indices	0.04%	8,766	0.32%	86,318

Net unrealized gain on futures contracts purchased	0.38%	81,511	0.88%	238,335

Futures contracts sold:
Commodities	(0.10)%	(20,498)	(0.17)%	(46,998)
Interest rates	(0.08)%	(17,942)	(0.10)%	(26,004)
Stock indices	(0.13)%	(28,194)	0.01%	1,652

Net unrealized loss on futures contracts sold	(0.31)%	(66,634)	(0.26)%	(71,350)

Net unrealized gain on futures contracts	0.07%	$14,877	0.62%	$166,985

Forward Contracts

Forward contracts purchased:
Net unrealized loss on forward contracts purchased	(0.55)%	$(116,795)	(2.42)%	$(654,992)

Forward contracts sold:
Net unrealized gain on forward contracts sold	0.98%	208,778	0.51%	138,378

Net unrealized gain (loss) on forward contracts	0.43%	$91,983	(1.91)%	$(516,614)

Net unrealized gain (loss) on open contracts		$106,860		$(349,629)

Purchased Options on Forward Contracts

Fair value on options purchased	0.02%	$4,691	0.13%	$37,015

Commodity options owned, at fair value (premiums paid $8,213 and $52,945 at December 31, 2008 and 2007, respectively)	0.02%	$4,691	0.13%	$37,015

Written Options on Forward Contracts

Fair value on options written	(0.11)%	$(24,902)	(0.05)%	$(14,169)

Commodity options written, at fair value (premiums received $29,526 and $29,814 at December 31, 2008 and 2007, respectively)	(0.11)%	$(24,902)	(0.05)%	$(14,169)

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
REVENUES
Realized	$704,856	$(429,278)	$(965,849)
Change in unrealized	457,876	(2,974,369)	3,894,635
Interest income	295,748	1,518,495	1,789,964

Total revenues	1,458,480	(1,885,152)	4,718,750

EXPENSES
Commissions	40,297	87,410	108,587
General and administrative	173,023	102,496	0
Management fees	490,824	725,931	727,362

Total expenses	704,144	915,837	835,949

NET INCOME (LOSS)	$754,336	$(2,800,989)	$3,882,801

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2008, 2007 and 2006

	Members’ Capital
	Member A	Member D	Member F	Total
Balances at December 31, 2005	$2,160,971	$0	$36,596,444	$38,757,415

Subscriptions	0	13,143,305	150,000	13,293,305

Redemptions	(2,176,308)	(914,625)	(9,167,429)	(12,258,362)

Net income for the year ended December 31, 2006	15,337	1,008,997	2,858,467	3,882,801

Balances at December 31, 2006	0	13,237,677	30,437,482	43,675,159

Redemptions	0	(5,267,339)	(8,519,489)	(13,786,828)

Net loss for the year ended December 31, 2007	0	(729,523)	(2,071,466)	(2,800,989)

Balances at December 31, 2007	0	7,240,815	19,846,527	27,087,342

Redemptions	0	(1,995,772)	(4,477,217)	(6,472,989)

Net income for the year ended December 31, 2008	0	200,593	553,743	754,336

Balances at December 31, 2008	$0	$5,445,636	$15,923,053	$21,368,689

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note 1. ORGANIZATION

A.	General Description of the Company

WMT Campbell Pool L.L.C. (the “Company”) is a limited liability company organized under the laws of Delaware on November 3, 2004 and commenced trading operations on December 6, 2004. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. Preferred Investment Solutions Corp. (“Preferred”) has been delegated administrative authority over the operations of the Company. The Company currently consists of two members: World Monitor Trust II – Series D (“Member D”) and World Monitor Trust II – Series F (“Member F”) (collectively, the “Members”). World Monitor Trust – Series A (“Member A”) redeemed all of its membership interests in the Company as of August 25, 2006. Preferred is also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

Redemptions are permitted on a weekly basis. Therefore, the financial statements for interim periods are as of the last valuation day in the last week of the period (See Note 10).

The Company is a Member-managed limited liability company that is not registered in any capacity with, or subject directly to regulation by, the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Company entered into an advisory agreement with Campbell & Company, Inc. (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio (See Note 10).

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

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The values which are used by the Company for open forward and option positions are provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. All tax years which are statutorily open are subject to examination by the appropriate taxing authorities. Preferred evaluated the impact of adopting FIN 48 on the Company’s financial statements. The adoption of FIN 48 had no material impact on the Company, as the Company’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow-through tax entities.

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

December 31, 2008

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The Company adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to investments required to be carried at fair value in these financial statements. The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain option contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect the Company ‘s assumptions that it believes market participants would use in pricing the asset or liability. The Company develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or the Company’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Commodity options owned, at fair value	$0	$4,691	$0	$4,691
Transfers in (out)	$0	$4,691	$(4,691)	$0
Net unrealized gain on futures contracts	$14,877	$0	$0	$14,877
Net unrealized gain on forward contracts	$0	$91,983	$0	$91,983

Liabilities:
Commodity options written, at fair value	$0	$(24,902)	$0	$(24,902)
Transfers (in) out	$0	$(24,902)	$24,902	$0

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on futures contracts	$166,985	$0	$0	$166,985
Commodity options owned, at fair value	$0	$0	$37,015	$37,015

Liabilities:
Net unrealized loss on forward contracts	$0	$(516,614)	$0	$(516,614)
Commodity options written, at fair value	$0	$0	$(14,169)	$(14,169)

Preferred determined that option valuation inputs which require judgment or estimation were not material to the Company’s financial statements and therefore, commodity options owned and written, at fair value should be classified as Level 2 at December 31, 2008.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred evaluated the impact of adopting FSP FAS157-3 on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred evaluated the impact of adopting SFAS 159 on the Company’s financial statements.

The Company adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Company’s financial statements, as the Company did not elect the fair value option for any eligible financial assets or liabilities.

In April 2007, the FASB released FASB Staff Position FIN No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. Preferred evaluated the impact of adopting FSP FIN 39-1 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred evaluated the impact of adopting SFAS 161 on the Company’s financial statements. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

B.	Cash and Cash Equivalents

Cash includes amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of December 31, 2008 and 2007, restricted cash totaled $2,745,238 and $3,960,654 respectively. The Company receives interest on all cash balances held by the bank and clearing brokers at prevailing interest rates.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Income Taxes

The Company is treated as a partnership for Federal income tax purposes. As such, the Company is generally not required to pay any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Company may be subject to other state and local taxes in jurisdictions in which it operates.

D.	Capital Accounts

The Company accounts for subscriptions, allocations and redemptions on a per member capital account basis.

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members weekly on a pro rata basis based on each Member’s pro rata capital in the Company during the week. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company has not made, and does not presently intend to make, any distributions.

E.	Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized in the statements of operations.

F.	Interest Income

Interest income is recorded on an accrual basis.

Note 3. FEES

A.	Organizational, General and Administrative Costs

Under the Company’s Organization Agreement, Preferred allocates administrative costs of the Company to the Members. Administrative costs include legal, audit, postage and other routine third party administrative costs.

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

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 3. FEES

B.	Management and Incentive Fees (Continued)

Additionally, the members of the Company accrue weekly to the Trading Advisor and pay quarterly an incentive fee of 22% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement).

C.	Commissions

The Company is obligated to pay all floor brokerage expenses, give-up charges and National Futures Association clearing and exchange fees incurred in connection with the Company’s commodity trading activities.

Note 4. RELATED PARTIES

The Company reimburses Preferred for services it performs for the Company, which include, but are not limited to management, accounting, printing, and other administrative services.

The expenses incurred by the Company for services performed by Preferred for the Company were:

	2008	2007	2006
General and administrative	$37,850	$0	$0

Expenses payable to Preferred and its affiliates as of December 31, 2008 and 2007 were $10,080 and $0, respectively which are included in accrued expenses on the statements of financial condition.

Note 5. INCOME TAX REPORTING

There have been no differences between the tax basis and book basis of assets, liabilities or members’ capital since inception of the Company.

Note 6. EQUITY IN BROKER TRADING ACCOUNTS

The Company deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. The Company earns interest income on assets deposited with the commodity broker. The Company also deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker. The Company earns interest income on assets deposited with its prime broker.

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

December 31, 2008

Note 8. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

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

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker, is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain or loss included in the statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 8. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2008 and 2007, such segregated assets totaled $14,109,597 and $18,975,900, respectively which are included in cash and cash equivalents on the statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(10,876) and $(15,058) at December 31, 2008 and 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2008, all open futures contracts mature within nine months.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Note 9. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the years ended December 31, 2008, 2007 and 2006. This information has been derived from information presented in the financial statements.

	2008		2007		2006
	Member D	Member F	Member D	Member F	Member A	Member D	Member F
Total return(1)	2.94%	2.94%	(9.27)%	(9.27)%	0.81%	12.46%	8.87%

Total expenses	(2.88)%	(2.88)%	(2.52)%	(2.54)%	(1.49)%	(0.80)%	(2.30)%

Net investment income (loss) (2)	(1.66)%	(1.67)%	1.71%	1.65%	1.68%	0.92%	2.63%

Total return and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of subscriptions and redemptions.

(1)	Includes realized and unrealized gains (losses) on securities transactions.
(2)	Net investment income (loss) represents interest income less total expenses.

Note 10. SUBSEQUENT EVENT

In 2009, the Managing Owner of Members D and F, determined that, effective March 1, 2009, investors’ interests in Members D and F can only be redeemed as of the last business day of each month. Through February 27, 2009, investors will continue to be able to redeem their interests on a weekly basis. Consequently, future interim period financial statements of the Company would be as of the last day of a calendar quarter.

Effective March 31, 2009, Preferred decided to terminate the Trading Advisor and liquidate the Company. As a result, Members D and F will withdraw as members of the Company as of March 31, 2009 and reallocate their investments to WCM Pool LLC effective April 1, 2009. Winton Capital Management Limited is the trading advisor of WCM Pool LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2009.

WORLD MONITOR TRUST II – SERIES D

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ David K. Spohr	Date: March 20, 2009
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 20, 2009.

WORLD MONITOR TRUST II – SERIES D

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: March 20, 2009
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: March 20, 2009
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

OTHER INFORMATION

The actual round turn equivalent of brokerage commissions paid per trade for the year ended December 31, 2008 was $2.68.

Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to limited owners without charge upon written request to:

World Monitor Trust II – Series D

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, New York 10573