Form 10-Q
period 2009-06-30
WORLD MONITOR TRUST II SERIES D
filed 2009-08-13
CIK 1090697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2009

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

WORLD MONITOR TRUST II – SERIES D

INDEX TO QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2009

		Page

PART I – FINANCIAL INFORMATION		4

Item 1.	Financial Statements	5

	World Monitor Trust II - Series D:

	Condensed Statements of Financial Condition as of June 30, 2009 (Unaudited) and December 31, 2008	6

	Condensed Statements of Operations (Unaudited) for the Three Months Ended June 30, 2009 and the Period March 29, 2008 to June 27, 2008 and the Six months Ended June 30, 2009 and the Period January 1, 2008 to June 27, 2008	7

	Condensed Statements of Changes in Trust Capital (Unaudited) for the Six Months Ended June 30, 2009 and the Period January 1, 2008 to June 27, 2008	8

	Notes to Condensed Financial Statements (Unaudited)	9

	WCM Pool LLC:

	Condensed Statements of Financial Condition as of June 30, 2009 (Unaudited) and December 31, 2008	23

	Condensed Schedules of Investments as of June 30, 2009 (Unaudited) and December 31, 2008	24

	Condensed Statements of Operations (Unaudited) for the Three Months Ended June 30, 2009 and 2008 and for the Six Months Ended June 30, 2009 and 2008	25

	Condensed Statements of Changes in Members’ Capital (Unaudited) for the Six Months Ended June 30, 2009 and 2008	26

	Notes to Condensed Financial Statements (Unaudited)	27

	WMT Campbell Pool L.L.C.:

	Condensed Statements of Financial Condition as of March 31, 2009 (date of termination) and December 31, 2008	43

	Condensed Schedules of Investments as of March 31, 2009 (date of termination) and December 31, 2008	44

	Condensed Statements of Operations (Unaudited) For the Three Months Ended March 31, 2009 (date of termination) and for the Period January 1, 2008 to March 28, 2008 (Unaudited)	45

	Condensed Statements of Changes in Members’ Capital for the Three Months Ended March 31, 2009 (date of termination) and for the Period January 1, 2008 to March 28, 2008 (Unaudited)	46

	Notes to Condensed Financial Statements (Unaudited)	47

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES D

FINANCIAL STATEMENTS

June 30, 2009

WORLD MONITOR TRUST II – SERIES D

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Cash	$7,710	$96,049
Investment in WMT Campbell Pool L.L.C., at fair value (0.00% and 99.05% of net asset value, respectively)	0	5,445,636
Investment in WCM Pool LLC, at fair value (99.96% and 0.00% of net asset value, respectively)	3,927,779	0
Redemptions receivable from WMT Campbell Pool L.L.C.	0	22,938
Redemptions receivable from WCM Pool LLC	208,976	0
Receivable from Managing Owner	61,040	20,218

Total assets	$4,205,505	$5,584,841

LIABILITIES
Accrued expenses payable	$61,812	$40,098
Administrative services and other transaction fees payable	4,510	30,123
Redemptions payable	209,808	16,583

Total liabilities	276,130	86,804

TRUST CAPITAL (Net Asset Value)
Limited Interests (47,540.077 and 56,630.348 Interests outstanding) at June 30, 2009 and December 31, 2008, respectively	3,929,375	5,441,727
Managing Owner Interests (0 and 586 Interests outstanding) at June 30, 2009 and December 31, 2008, respectively	0	56,310

Total trust capital (Net Asset Value)	3,929,375	5,498,037

Total liabilities and trust capital	$4,205,505	$5,584,841

Net Asset Value per Limited and Managing Owner Interest

June 30, 2009	December 31, 2008
$82.65	$96.09

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and the Period March 29, 2008 to June 27, 2008 and

For the Six Months Ended June 30, 2009 and the Period January 1, 2007 to June 27, 2008

(Unaudited)

	For the Three Months Ended June 30, 2009	For the Period March 29, 2008 to June 27, 2008	For the Six Months Ended June 30, 2009	For the Period January 1, 2008 to June 27, 2008
NET LOSS FROM TRUST OPERATIONS:
REVENUES
Interest income	$10	$0	$14	$63

Total revenues	10	0	14	63

EXPENSES
Administrative services and other transaction fees	66,661	97,265	144,124	197,674
General and administrative	56,141	43,735	109,751	84,000

Total expenses	122,802	141,000	253,875	281,674

General and administrative expenses borne by the Managing Owner and its affiliates	(52,818)	(41,057)	(61,040)	(41,057)

Net expenses	69,984	99,943	192,835	240,617

NET LOSS FROM TRUST OPERATIONS	(69,974)	(99,943)	(192,821)	(240,554)

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.:
REVENUES
Realized	0	70,767	(72,665)	137,147
Change in unrealized	0	311,423	(78,703)	344,588
Interest income	0	14,320	0	52,519

Total revenues (losses)	0	396,510	(151,368)	534,254

EXPENSES
Brokerage commissions and other transaction fees	0	2,581	2,381	5,630
Interest expense	0	0	27	0
Management fees	0	32,151	25,524	65,404
General and administrative	0	10,929	17,085	24,084

Total expenses	0	45,661	45,017	95,118

NET INCOME (LOSS) ALLOCATED FROM WMT CAMPBELL POOL L.L.C.	0	350,849	(196,385)	439,136

NET LOSS ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	(323,115)	0	(323,115)	0
Change in unrealized	19,963	0	19,963	0
Interest income	15	0	15	0

Total losses	(303,137)	0	(303,137)	0

EXPENSES
Brokerage commissions and other transaction fees	1,797	0	1,797	0
Management fees	22,466	0	22,466	0
General and administrative	7,728	0	7,728	0

Total expenses	31,991	0	31,991	0

NET LOSS ALLOCATED FROM WCM POOL LLC	(335,128)	0	(335,128)	0

NET INCOME (LOSS)	$(405,102)	$250,906	$(724,334)	$198,582

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average Limited and Managing Owner interest	$(7.94)	$3.85	$(13.29)	$2.96

Weighted average number of Limited and Managing Owner interests outstanding	51,033	65,105	54,510	67,074

See accompanying notes.

WORLD MONITOR TRUST II – SERIES D

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Six Months Ended June 30, 2009 and

For the Period January 1, 2008 to June 27, 2008

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the six months ended June 30, 2009

Trust capital at December 31, 2008	57,216.348	$5,441,727	$56,310	$5,498,037

Redemptions	(9,676.271)	(791,387)	(52,941)	(844,328)

Net loss for six months ended June 30, 2009		(720,965)	(3,369)	(724,334)

Trust capital at June 30, 2009	47,540.077	$3,929,375	$0	$3,929,375

For the period January 1, 2008 to June 27, 2008

Trust capital at December 31, 2007	71,948.556	$7,209,262	$73,896	$7,283,158

Redemptions	(8,604.525)	(859,756)	(6,456)	(866,212)

Net income for the period January 1, 2008 to June 27, 2008		196,466	2,116	198,582

Trust capital at June 27, 2008	63,344.031	$6,545,972	$69,556	$6,615,528

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

Effective May 5, 2009, Preferred Investment Solutions Corp., changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As the Managing Owner of each Series, Preferred conducts and manages the business of each Series, including Series D.

Effective December 1, 2008, in accordance with the Fourth Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner is no longer required to maintain at least a 1% interest in the capital, profits and losses of each Series. As such, the Managing Owner redeemed its entire Interest in each Series in 2009.

In 2009, the Managing Owner of Series D, E and F determined that effective March 1, 2009, Interests in Series D, E and F can only be redeemed as of the last business day of each month. Through February 27, 2009, redemptions were permitted on a weekly basis. As a result, through 2008, interim period condensed financial statements of Series D, E and F were as of the last valuation day in the last week of the period. Beginning in 2009, interim period condensed financial statements of Series D, E and F are as of the last day of a calendar quarter.

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

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION (CONTINUED)

Effective October 13, 2006, World Monitor Trust II – Series D (“Series D”) contributed its net assets to WMT Campbell Pool L.L.C. (the “Company”) and received a voting membership interest in the Company. The Company was formed to function as an aggregate trading vehicle. The investment in the Company is represented on Series D’s condensed statements of financial condition at the net asset value as reported by the Company. The sole members of the Company were Series D and World Monitor Trust II – Series F (“Series F”). Effective March 31, 2009, Preferred decided to terminate Campbell & Company, Inc. (the “Company’s Trading Advisor” or “Campbell”), as the Company’s Trading Advisor, withdraw Series D as a member of the Company and liquidate the Company. Preferred re-allocated the assets of Series D to WCM Pool L.L.C. (the “Trading Vehicle”) effective April 1, 2009. Winton Capital Management Limited (“Winton”) is the trading advisor of the Trading Vehicle. At June 30, 2009, the sole members of the Trading Vehicle are Series D, Series F, Diversified Futures Trust I (“DFT I”), Kenmar Global Trust (“KGT”) and Futures Strategic Trust (“FST”). On April 1, 2009, Series D and Series F received a voting membership interest in the Trading Vehicle. DFT I, FST and KGT have been members of the Trading Vehicle since 2007. Preferred had been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures contracts. The financial statements of the Trading Vehicle and the Company, including the condensed schedules of investments, are included in Sections II, III and IV respectively, of these financial statements and should be read in conjunction with Series D’s financial statements.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition as of June 30, 2009, the condensed statements of operations for the three months ended to June 30, 2009 (“Second Quarter 2009”), the period March 29, 2008 to June 27, 2008 (“Second Quarter 2008”), the six months ended June 30, 2009 (“Year-To-Date 2009”) and the period January 1, 2008 to June 27, 2008 (“Year-To-Date 2008”), and the condensed statements of changes in trust capital for the Year-To-Date 2009 and Year-To-Date 2008, are unaudited. In the opinion of Preferred, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series D as of June 30, 2009 and the results of its operations for the Second Quarter 2009, Second Quarter 2008, Year-To-Date 2009 and Year-To-Date 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Series D has elected not to provide a Statement of Cash Flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a Statement of Changes in Trust Capital is provided.

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Trust adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in these financial statements.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2009	Level 1	Level 2	Level 3	Total
Assets:

Investment in WCM Pool LLC, at fair value	$0	$3,927,779	$0	$3,927,779

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:

Investment in WMT Campbell Pool L.L.C., at fair value	$0	$5,445,636	$0	$5,445,636

Transfers in (out)	$0	$5,445,636	$(5,445,636)	$0

Through March 31, 2009, Series D invested its assets in the Company. Preferred re-allocated the assets of Series D to the Trading Vehicle effective April 1, 2009. Investments classified as Level 2 and Level 3 under SFAS 157 represent Series D’s investment in the Company and Trading Vehicle. Through February 27, 2009, the investment in the Company was valued weekly at the net asset value as reported by the Company. Subsequent to February 27, 2009, the investment in the Company was valued monthly at the net asset value as reported by the Company

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The Company’s and Trading Vehicle’s net asset value are determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain of the Company’s and Trading Vehicle’s assets and liabilities which require management judgment or estimation were not material to Series D’s financial statements and therefore, Series D’s investment in the Company and subsequently the Trading Vehicle should be classified as Level 2 beginning December 31, 2008.

A table presenting the changes in the Level 3 fair value category for the period January 1, 2008 to June 27, 2008 is provided in Note 5 of these financial statements. Of the $439,136 gain for period January 1, 2008 to June 27, 2008, reported on Level 3 investment in Note 5, $344,588, represents a change in unrealized gain allocated from the Company on Series D’s condensed statement of operations.

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Trust adopted FSP FAS 157-4 effective January 1, 2009. As required, the Trust also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of Series D, evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 and their impact on Series D’s financial statements. The adoption of these standards did not have an impact on Series D’s financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is effective for Series D during the quarter ending June 30, 2009. Preferred, as Managing Owner of Series D, evaluated the impact of adopting SFAS 165 and its impact on Series D’s financial statements. The adoption of SFAS 165 did not have a material impact on Series D’s financial statements.

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for Series D on January 1, 2010. Preferred, as Managing Owner of Series D, is evaluating the impact of adoption SFAS 166 and its impact on Series D’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for Series D on January 1, 2010. Preferred, as Managing Owner of Series D, is evaluating the impact of adoption SFAS 167 and its impact on Series D’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification are considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for Series D during the interim period ending September 30, 2009. Preferred, as Managing Owner of Series D, is evaluating the impact of adoption SFAS 168 and its impact on Series D’s financial statements.

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

D.	Profit and Loss Allocations and Distributions

Through February 27, 2009, Series D allocated profits and losses for both financial and tax reporting purposes to its Interest holders weekly on a pro rata basis based on each owner’s Interests outstanding during the week. Subsequent to February 27, 2009, Series D allocates profits and losses for both financial and tax reporting purposes to its Interest holders monthly on a pro rata basis based on each owner’s Interests outstanding during the month. Distributions (other than redemptions of Interests) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Interest holders. The Managing Owner has not and does not presently intend to make any distributions.

E.	Interest Income

Interest income is recorded on an accrual basis.

F.	Foreign Currency Transactions

Series D’s functional currency is the U.S. dollar; however, it transacted business in currencies other than the U.S. dollar through its investment in the Company and Trading Vehicle. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the condensed statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized on the condensed statements of operations.

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. FEES

A.	Organizational and General and Administrative Costs

Under the Company and the Trading Vehicle Organization Agreements, Preferred may allocate administrative costs of the Company and the Trading Vehicle to Series D. Other administrative costs include, but are not limited to, those costs discussed in Note 4 below.

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

Series D was allocated its proportionate share of the Company’s management fees on a pro rata basis based on Series D’s pro rata capital in the Company. Through February 27, 2009, the management fee was accrued weekly and paid monthly. Subsequent to February 27, 2009, the management fee was accrued and paid monthly. Series D paid the Company’s Trading Advisor, a quarterly incentive fee of 22% of “New High Net Trading Profits” (as defined in the Advisory Agreement). Through February 27, 2009, the incentive fee was accrued weekly and paid quarterly. Subsequent to February 27, 2009, the incentive fee was accrued monthly and paid quarterly. Beginning April 1, 2009, Series D is allocated its proportionate share of the Trading Vehicle’s 2.0% monthly management fee and other revenues and expenses on a pro-rata basis based on Series D’s pro-rata capital in the Trading Vehicle. In addition, commencing April 1, 2009, Series D, through its investment in the Trading Vehicle, pays Winton an incentive fee of 20% of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee is accrued monthly and paid quarterly. No incentive fees were earned by the Company’s Trading Advisor or Winton for the periods Second Quarter 2009, Second Quarter 2008, Year-To-Date 2009 and Year-To-Date 2008.

C.	Administrative Services and Transaction Fees

Series D has been allocated its proportionate share of the Company’s and subsequently the Trading Vehicle’s transaction based fees on a pro rata basis based on Series D’s pro rata capital in the Company and Trading Vehicle. Series D pays an administrative services fixed fee equal to 6% of its net asset value directly to the Managing Owner. Through February 27, 2009, the fee was determined weekly and the sum of such weekly amounts was paid monthly. Subsequent to February 27, 2009, the fee is determined and paid monthly.

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

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. RELATED PARTIES ( CONTINUED)

General and administrative expenses of $52,818 and $61,040 exceeded such limitations during the Second Quarter 2009 and Year-To-Date 2009. General and administrative expenses of $41,057 exceeded such limitations during the Second Quarter 2008 and Year-To-Date 2008. Because general and administrative expenses exceeded such limitations in the Second Quarter 2009, Second Quarter 2008, Year-To-Date 2009 and Year-To-Date 2008, a portion of the expenses related to services provided by the Managing Owner for Series D, during the Second Quarter 2009, Second Quarter 2008, Year-To-Date 2009 and Year-To-Date 2008 were borne by the Managing Owner and its affiliates.

The expenses incurred by Series D for services performed by the Managing Owner and its affiliates for Series D were:

	Second Quarter		Year-To-Date
	2009	2008	2009	2008
Administrative services	$66,661	$97,265	$144,124	$197,674
General and administrative	17,035	10,990	31,033	24,470

	83,696	108,255	175,157	222,144
General and administrative expenses borne by the Managing Owner and its affiliates	(52,818)	(41,057)	(61,040)	(41,057)

	$30,878	$67,198	$114,117	$181,087

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses payable and administrative services and other transaction fees payable on the condensed statements of financial condition) as of June 30, 2009 and December 31, 2008 were $20,710 and $45,853, respectively.

Note 5. INVESTMENTS IN THE COMPANY AND TRADING VEHICLE

Through March 31, 2009, Series D invested its assets in the Company. Series D’s investment in the Company represented 25.48% of the net asset value of the Company at December 31, 2008. The investment in the Company was subject to the Organization Agreement of the Company. The Company entered into an advisory agreement with Campbell to make the trading decisions for the Company. Campbell managed approximately 100% of the assets of the Company pursuant to its Financial, Metal & Energy Large Portfolio.

Effective April 1, 2009, Preferred re-allocated the assets of Series D to the Trading Vehicle. Series D’s investment in the Trading Vehicle represents approximately 14.32% of the net asset value of the Trading Vehicle at June 30, 2009. The investment in the Trading Vehicle is subject to the Organization Agreement of the Trading Vehicle. The Trading Vehicle entered into an advisory agreement with Winton, whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Series D, pursuant to Winton’s Diversified Program.

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. INVESTMENTS IN THE COMPANY AND TRADING VEHICLE ( CONTINUED):

Series D recorded its proportionate share of each item of income and expense from the investments in the Company and Trading Vehicle in the condensed statements of operations.

Summarized information for Series D’s investments in the Company and the Trading Vehicle is as follows:

	Net Asset Value December 31, 2008	Investments	Loss*	Redemptions	Net Asset Value June 30, 2009
WCM Pool LLC	$0	$4,887,000	$(335,128)	$(624,093)	$3,927,779

WMT Campbell Pool L.L.C.	$5,445,636	$0	$(196,385)	$(5,249,251)	$0

	Net Asset Value December 31, 2007	Investments	Gain*	Redemptions	Net Asset Value June 27, 2008
WMT Campbell Pool L.L.C.	$7,240,815	$0	$439,136	$(1,138,656)	$6,541,295

*	Included in earnings and includes $(78,703) and $344,588 for the periods Year-To-Date 2009 and Year-To-Date 2008, respectively, attributable to the change in unrealized gains (losses) allocated from the Company and includes $19,963 for the period Year-To-Date 2009, attributable to the change in unrealized gains allocated form the Trading Vehicle.

Note 6. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

Series D’s investments in the Company and the Trading Vehicle are subject to the market and credit risks of the futures contracts, options on futures contracts, forward currency contracts and other financial instruments held or sold short by the Company and the Trading Vehicle. Series D bears the risk of loss only to the extent of the market value of its investments and, in certain specific circumstances, distributions and redemptions received.

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

Series D’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series D all assets of Series D relating to domestic futures trading and is not permitted to commingle such assets with its other assets. At June 30, 2009 and December 31, 2008, such segregated assets totaled $0 and $0, respectively. Part 30.7 of the CFTC regulations also requires Series D’s futures commission merchant to secure assets of Series D related to foreign futures trading which totaled $0 and $0 at June 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the Second Quarter 2009, Second Quarter 2008, Year-To-Date 2009 and Year-To-Date 2008. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Per Interest Performance
(for an Interest outstanding throughout the entire period)

Net asset value per Interest at beginning of period	$90.34	$100.49	$96.09	$101.23

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1), (3)	(5.69)	5.97	(8.49)	7.44
Interest income(1), (3)	0.00	0.22	0.00	0.78
Interest expense(1), (3)	0.00	0.00	0.00	0.00
Other expenses(1), (3)	(2.00)	(2.24)	(4.95)	(5.01)

Net increase (decrease) for the period	(7.69)	3.95	(13.44)	3.21

Net asset value per Interest at end of period	$82.65	$104.44	$82.65	$104.44

Total Return(4)
Total return before incentive fees	(8.51)%	3.93%	(13.99)%	3.17%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	(8.51)%	3.93%	(13.99)%	3.17%

Supplemental Data
Ratios to average net asset value:(3)
Net investment loss before incentive fees(2), (5)	(9.27)%	(8.08)%	(10.65)%	(8.43)%
Incentive fees(4)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees	(9.27)%	(8.08)%	(10.65)%	(8.43)%

Interest income(5)	0.00%	0.88%	0.00%	1.57%

Incentive fees(4)	0.00%	0.00%	0.00%	0.00%
Interest expense(5)	0.00%	0.00%	0.00%	0.00%
Other expenses(5)	9.27%	8.96%	10.65%	10.00%

Total expenses	9.27%	8.96%	10.65%	10.00%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes the Trust’s proportionate share of income and expenses of WMT Campbell Pool L.L.C. through March 31, 2009 and WCM Pool LLC since April 1, 2009.
(4)	Not annualized.
(5)	Annualized.

WORLD MONITOR TRUST II – SERIES D

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. SUBSEQUENT EVENT

The Managing Owner has evaluated events and transactions that occurred between June 30, 2009 and August 13, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Managing Owner has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

June 30, 2009

WCM POOL LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$28,349,784	$19,431,990
Interest receivable	0	479
Net unrealized gain on open futures contracts	100,763	269,887

Total assets	$28,450,547	$19,702,356

LIABILITIES
Accrued expenses payable	$61,022	$38,738
Interest payable	14	0
Management fees payable	48,211	66,550
Incentive fees payable	0	100,116
Redemptions payable	908,915	3,367,541

Total liabilities	1,018,162	3,572,945

MEMBERS’ CAPITAL (Net Asset Value)
Member DFT I	9,436,207	11,561,900
Member KGT	158,649	638,493
Member FST	3,145,766	3,929,018
Member Series D	3,927,779	0
Member Series F	10,763,984	0

Total members’ capital (Net Asset Value)	27,432,385	16,129,411

Total liabilities and members’ capital	$28,450,547	$19,702,356

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009		December 31, 2008
Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.09)%	$(25,176)	0.00%	$32
Currencies	0.57%	155,384	0.20%	31,725
Interest rates	0.01%	2,475	2.32%	375,048
Stock indicies	0.01%	3,127	0.00%	0

Net unrealized gain on futures contracts purchased	0.50%	135,810	2.52%	406,805

Futures contracts sold:
Commodities	0.07%	19,469	(0.27)%	(43,517)
Currencies	0.01%	2,209	(0.58)%	(92,971)
Interest rates	(0.21)%	(56,482)	0.00%	(833)
Stock indices	0.00%	(243)	0.00%	403

Net unrealized loss on futures contracts sold	(0.13)%	(35,047)	(0.85)%	(136,918)

Net unrealized gain on open futures contracts	0.37%	$100,763	1.67%	$269,887

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Realized	$(2,214,038)	$420,831	$(2,039,238)	$3,552,998
Change in unrealized	134,831	922,093	(169,124)	415,751
Interest income	103	72,590	1,096	167,146

Total revenues (losses)	(2,079,104)	1,415,514	(2,207,266)	4,135,895

EXPENSES
Brokerage commissions	12,330	8,663	16,507	19,678
Management fees	154,014	106,155	233,798	214,786
Incentive fees	0	237,702	593	730,712
Operating expenses	52,913	42,003	88,301	83,134

Total expenses	219,257	394,523	339,199	1,048,310

NET INCOME (LOSS)	$(2,298,361)	$1,020,991	$(2,546,465)	$3,087,585

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Members’ Capital
Six months ended June 30, 2009	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Total
Balances at December 31, 2008	$11,561,900	$638,493	$3,929,018	$0	$0	$16,129,411

Additions	0	0	0	4,887,000	14,195,000	19,082,000

Redemptions	(1,198,094)	(451,607)	(475,167)	(624,093)	(2,483,600)	(5,232,561)

Net loss for the six months ended June 30, 2009	(927,599)	(28,237)	(308,085)	(335,128)	(947,416)	(2,546,465)

Balances at June 30, 2009	$9,436,207	$158,649	$3,145,766	$3,927,779	$10,763,984	$27,432,385

		Members’ Capital
Six months ended June 30, 2008		Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Balances at December 31, 2007		$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043

Redemptions		(343,711)	(831,381)	(563,185)	(794,542)	(2,532,819)

Net income for the six months ended June 30, 2008		490,625	1,728,641	238,497	629,822	3,087,585

Balances at June 30, 2008		$3,312,092	$11,952,568	$1,408,290	$4,031,859	$20,704,809

See accompanying notes.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Company

WCM Pool LLC (the “Company”) is a limited liability company organized under the laws of Delaware on November 20, 2006 which commenced operations on January 1, 2007. The Company will terminate on December 31, 2056 unless terminated sooner under the provisions of the Organization Agreement. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The Company currently consists of five members: Diversified Futures Trust I (“Member DFT I”), Futures Strategic Trust (“Member FST”), Kenmar Global Trust (“Member KGT”), World Monitor Trust II Series D (“Member Series D”) and World Monitor Trust II Series F (“Member Series F”) (collectively, the “Members”). Diversified Futures Fund L.P. (“Member DFF LP”) redeemed all of its membership interests in the Company and terminated its fund operations as of December 31, 2008. On April 1, 2009, Member Series D and Member Series F received a voting membership interest in the Company. Member DFT I, Member FST and Member KGT have been members of the Company since 2007. Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred”). Preferred refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. Preferred is the Managing Owner of each of the Company’s members and has been delegated administrative authority over the operations of the Company.

The Company is a Member-managed limited liability company that is not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission (“CFTC”) or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Company operates under an advisory agreement with Winton Capital Management Limited (the “Trading Advisor”) to make the trading decisions for the Company. The Trading Advisor manages approximately 100% of the assets of the Company pursuant to its Diversified Program Portfolio.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of June 30, 2009, and the condensed statements of operations and the condensed statements of changes in members’ capital (net asset value) for the three months and six months ended June 30, 2009 and 2008, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, (consisting of only normal recurring adjustments), necessary to state fairly the financial position of the Company as of June 30, 2009, and the results of operations for the three months and six months ended June 30, 2009 and 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Member’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Preferred to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Commodity futures and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The Company has elected not to provide a Statement of Cash Flows since substantially all of the Company’s investments are highly liquid and carried at fair value, the Company has little or no debt and a statement of changes in members’ capital (net asset value) is provided.

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

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Company adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact on the investments required to be carried at fair value in these financial statements.

The Company considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on June 30, 2009 or December 31, 2008.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$100,763	$0	$0	$100,763

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$269,887	$0	$0	$269,887

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Preferred evaluated the impact of adopting FSP FAS 157-3 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In April 2009, the FASB issued FASB Staff Position FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company adopted FSP FAS 157-4 effective January 1, 2009. As required, the Company also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 and their impact on the Company’s financial statements. The adoption of these standards did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Preferred evaluated the impact of adopting SFAS 159 and its impact on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Preferred evaluated the impact of adopting SFAS 161 and its impact on the Company’s financial statements. The adoption of this standard did not have an impact on the Company’s financial statements.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is effective for the Company during the quarter ending June 30, 2009. Preferred evaluated the impact of adopting SFAS 165 and its impact on the Company’s financial statements. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company on January 1, 2010. Preferred is evaluating the impact of adopting SFAS 166 and its impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on January 1, 2010. Preferred is evaluating the impact of adopting SFAS 167 and its impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification are considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during the interim period ending September 30, 2009. Preferred is evaluating the impact of adopting SFAS 168 and its impact on the Company’s financial statements.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing broker, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of June 30, 2009 and December 31, 2008, restricted cash totaled $1,588,840 and $670,420, respectively. The Company receives interest at prevailing interest rates on all cash balances held by the clearing broker and bank.

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

The Company allocates profits and losses, prior to calculation of the incentive fee, for both financial and tax reporting purposes to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Company during the month. Each Member is then charged with the applicable incentive fee. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Company has not and does not presently intend to make any distributions.

E.	Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the condensed statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized in the condensed statements of operations.

F.	Interest Income

Interest income is recorded on an accrual basis.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. FEES

A.	Operating Expenses

Operating expenses of the Company are paid for by the Company.

B.	Management and Incentive Fees

The Company pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of the month shall be added back to the assets and there shall be no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Company pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the six months ended June 30, 2009 and 2008, the Trading Advisor earned incentive fees of $593 and $730,712, respectively, of which $0 remains payable at June 30, 2009.

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

The expenses incurred by the Company for services performed by Preferred for the Company for the three months and six months ended June 30, 2009 and 2008 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
General and administrative	$8,810	$5,555	$17,080	$10,365

Expenses payable to Preferred and its affiliates (which are included in accrued expenses payable on the condensed statements of financial condition) as of June 30, 2009 and December 31, 2008 were $6,125 and $7,480, respectively.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The Company also deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker. The Company earns interest income on assets deposited with its prime broker. The Company also earns interest on funds deposited with JP Morgan Chase Bank Nassau branch.

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

Note 8. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Company has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits.

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

WCM POOL LLC

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

Credit Risk

When entering into futures or forward contracts, the Company is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Company, as the Company’s forward broker is the sole counterparty. The Company has entered into a master netting agreement with its forward broker and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the condensed statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Company’s contracts is the net unrealized gain or loss included in the condensed statements of financial condition; however, counterparty non-performance on only certain of the Company’s contracts may result in greater loss than non-performance on all of the Company’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Company.

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

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2009 and December 31, 2008, such segregated assets totaled $23,351,272 and $12,595,893, respectively, which are included in cash and cash equivalents on the condensed statements of financial condition. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $(52,326) and $1,274,591 at June 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2009, all open futures contracts mature within twenty four months.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and six months ended June 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2009 (Unaudited)					Six Months Ended June 30, 2009 (Unaudited)
	Member DFT I	Member KGT	Member FST	Member Series D	Member Series F	Member DFT I	Member KGT	Member FST	Member Series D(5)	Member Series F(5)
Total return:(1), (4)

Total return before incentive fee	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(8.56)%	(8.56)%	(8.56)%	(7.06)%	(7.06)%
Incentive fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%	0.01%	0.00%	0.00%

Total return after incentive fee	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(7.06)%	(8.55)%	(8.55)%	(8.55)%	(7.06)%	(7.06)%

Ratios to average net asset values:

Expenses prior to incentive fee(2)	2.87%	3.14%	2.87%	2.91%	2.92%	2.97%	3.22%	2.97%	2.91%	2.92%
Incentive fee(1)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.05%	0.01%	0.00%	0.00%

Total expenses and incentive fee	2.87%	3.14%	2.87%	2.91%	2.92%	2.97%	3.27%	2.98%	2.91%	2.92%

Net investment loss(2), (3)	(2.87)%	(3.14)%	(2.87)%	(2.91)%	(2.92)%	(2.95)%	(3.20)%	(2.95)%	(2.91)%	(2.92)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fee).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member Series D and Member Series F contributed their net assets to the Company effective April 1, 2009.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2008 (Unaudited)				Six Months Ended June 30, 2008 (Unaudited)
	Member DFF LP(5)	Member DFT I	Member KGT	Member FST	Member DFF LP(5)	Member DFT I	Member KGT	Member FST
Total return:(1), (4)

Total return before incentive fees	6.21%	6.21%	6.21%	6.21%	19.89%	19.88%	19.88%	19.89%
Incentive fees	(1.18)%	(1.18)%	(1.18)%	(1.18)%	(3.97)%	(3.96)%	(3.97)%	(3.97)%

Total return after incentive fees	5.03%	5.03%	5.03%	5.03%	15.92%	15.92%	15.91%	15.92%

Ratios to average net asset values:

Expenses prior to incentive fees(2)	3.02%	3.00%	3.06%	3.06%	3.05%	3.04%	3.10%	3.08%
Incentive fees(1)	1.16%	1.16%	1.14%	1.09%	3.52%	3.50%	3.65%	3.49%

Total expenses and incentive fees	4.18%	4.16%	4.20%	4.15%	6.57%	6.54%	6.75%	6.57%

Net investment loss(2), (3)	(1.62)%	(1.61)%	(1.65)%	(1.65)%	(1.45)%	(1.44)%	(1.44)%	(1.46)%

Total returns are calculated based on the change in value of Members’ capital during the period. An individual Member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fees).
(4)	Includes realized and unrealized gains (losses) on securities transactions.
(5)	Member DFF LP redeemed all of its membership interest in the Company and terminated its fund operations as of December 31, 2008.

WCM POOL LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10. SUBSEQUENT EVENT

The Managing Owner, has evaluated events and transactions that occurred between June 30, 2009 and August 13, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Managing Owner has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

SECTION III

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

WMT CAMPBELL POOL L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2009 (date of termination) and

For the Period January 1, 2008 to March 28, 2008 (Unaudited)

	Members’ Capital
	Member D	Member F	Total
For the Three Months Ended March 31, 2009 (date of termination)
Member’s capital at December 31, 2008	$5,445,636	$15,923,053	$21,368,689
Redemptions	(289,442)	(724,113)	(1,013,555)
Net loss for the three months ended March 31, 2009 (date of termination)	(196,385)	(575,761)	(772,146)

Members’ capital before liquidating redemptions	4,959,809	14,623,179	19,582,988
Liquidating redemptions at March 31, 2009 (date of termination)	(4,959,809)	(14,623,179)	(19,582,988)

Members’ capital at March 31, 2009 (date of termination)	$0	$0	$0

For the period January 1, 2008 to March 28, 2008 (Unaudited)
Members’ capital at December 31, 2007	$7,240,815	$19,846,527	$27,087,342
Redemptions	(729,950)	(1,164,990)	(1,894,940)
Net income for the period January 1, 2008 to March 28, 2008	88,287	237,843	326,130

Members’ capital at March 28, 2008	$6,599,152	$18,919,380	$25,518,532

See accompanying notes.

WMT CAMPBELL POOL L.L.C.

NOTES TO FINANCIAL STATEMENTS

Note 1. ORGANIZATION

A.	General Description of the Company

WMT Campbell Pool L.L.C. (the “Company”) was a limited liability company organized under the laws of Delaware on November 3, 2004, which commenced trading operations on December 6, 2004. Preferred Investment Solutions Corp. (“Preferred”) had been delegated administrative authority over the operations of the Company. On March 2, 2009 Preferred decided to terminate the Company as of March 31, 2009. The Company was formed to engage in the speculative trading of a diversified portfolio of futures contracts, options on futures contracts and forward currency contracts and may, from time to time, engage in cash and spot transactions. The members of the Company at the time of its termination were: World Monitor Trust II – Series D (“Member D”) and World Monitor Trust II – Series F (“Member F”) (collectively, the “Members”). The Members Capital was distributed in April 2009. Preferred is also the “Managing Owner” of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

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

Effective March 31, 2009, Preferred decided to terminate the Agreement with the Trading Advisor and liquidate the Company. As a result, the Members redeemed their capital in the Company as of March 31, 2009 (See Note 10).

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company adopted FSP FAS 157-4 effective January 1, 2009. As required, the Company also adopted FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred evaluated the impact of adopting FSP FAS 157-4, FSP FAS 115-2 and FSP FAS 124-2 and its impact on the Company’s financial statements. The adoption of these standards did not have an impact on the Company’s financial statements.

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

	First Quarter 2009		First Quarter 2008 (Unaudited)
	Member D	Member F	Member D	Member F
Total return(1)	(3.78)%	(3.78)%	1.31%	1.31%

Total expenses(2), (4)	(3.43)%	(3.43)%	(2.87)%	(2.86)%

Net investment (loss)(2),(3), (4)	(3.43)%	(3.43)%	(0.65)%	(0.67)%

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

Note 11. CONSIDERATION OF SUBSEQUENT EVENTS (UNAUDITED)

Preferred has evaluated events and transactions that occurred between March 31, 2009 (date of termination) and May 14, 2009, which is the date the financial statements were issued and through August 13, 2009 (date of reissue) for possible disclosure or recognition in the financial statements. Preferred has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as disclosed.

SECTION IV

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

Note 9. SUBSEQUENT EVENTS

Preferred has evaluated events and transactions that occurred between June 27, 2008 and August 7, 2008, which is the date the financial statements were issued and through August 13, 2009 (date of reissue) for possible disclosure or recognition in the financial statements. Preferred has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2009 (“Second Quarter 2009”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust II – Series D (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, Series E and Series F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forwards and options contracts, and may, from time to time, engage in cash and forward transactions. The trustee of the Trust is Wilmington Trust Company. Registrant’s fiscal year for book and tax purposes ends on December 31.

Registrant is engaged solely in the business of commodity futures, forwards and options trading; therefore, presentation of industry segment information is not applicable.

Managing Owner and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As the Managing Owner of each of the Series, Preferred conducts and manages the business of each of the Series, including the Registrant.

Preferred has been the managing owner of Registrant since October 1, 2004.

Effective December 1, 2008, the Trust Agreement no longer requires the Managing Owner to maintain a capital account equal to 1% of total capital accounts of the Trust. As such, the Managing Owner redeemed its entire Interest in the Trust in 2009.

The Trading Advisor and the Trading Vehicle

Effective October 13, 2006, the Registrant contributed substantially all of its net assets to WMT Campbell Pool, L.L.C. (“Campbell Pool”), a Delaware limited liability company, and received a voting membership interest in Campbell Pool. Campbell Pool was formed to function as an aggregate trading vehicle for its members. Registrant and Series F are the sole members of Campbell Pool. The Managing Owner is the managing owner of Registrant and Series F and had been delegated administrative authority over the operations of Campbell Pool. Campbell Pool engaged in the speculative trading of futures, forwards and option contracts.

Campbell Pool had its own independent commodity trading advisor that made Campbell Pool’s trading decisions. Campbell Pool entered into an advisory agreement (the “Advisory Agreement”) with Campbell & Company, Inc.

(the “Trading Advisor” or “Campbell”) to make the trading decisions for Campbell Pool and, in turn, Registrant. Campbell traded 100% of the assets of Campbell Pool pursuant to Campbell’s Financial, Metal & Energy Large Portfolio. Campbell Pool had allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor. Through February 27, 2009, Registrant, through its investment in Campbell Pool, accrued weekly and paid monthly a management fee equal to a weekly rate of approximately 0.038% (2% annually) of the assets allocated to the Trading Advisor. Subsequent to February 27, 2009, Registrant, through its investment in Campbell Pool, accrued and paid monthly a management fee equal to a 1/12th of 2% (2% annually) of the assets allocated to the Trading Advisor. Registrant also paid the Trading Advisor an incentive fee of 22% of “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by Campbell Pool. Through February 27, 2009, incentive fees were accrued weekly and paid quarterly in arrears. Subsequent to February 27, 2009, incentive fees were accrued monthly and paid quarterly in arrears.

Effective March 31, 2009, Preferred terminated Campbell as the Registrant’s Trading Advisor, withdrew the Registrant as a member of Campbell Pool and terminated Campbell Pool. Effective April 1, 2009, the Registrant’s assets were re-allocated to WCM Pool LLC (“WCM Pool”). Winton Capital Management Limited, a company registered in England and Wales (“Winton”), is the trading advisor of WCM Pool and trades pursuant to Winton’s Diversified Program. At June 30, 2009, the sole members of WCM Pool are the Registrant, Futures Strategic Trust (“FST”), Kenmar Global Trust (“KGT”), Diversified Futures Trust I (“DFT I”) and World Monitor Trust II- Series F (“Series F”). Effective April 1, 2009, Series D and Series F received a voting membership interest in WCM Pool. All other members have had a voting membership interest in WCM Pool since 2007. Preferred is the Managing Owner of each of WCM Pool’s members and has been delegated administrative authority over the operations of WCM Pool.

WCM Pool has entered into an advisory agreement (the “WCM Pool Advisory Agreement”) with Winton, whereby Winton will make the trading decisions for WCM Pool and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of WCM Pool. Registrant has allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor. Registrant, through its investment in WCM Pool, pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to Winton. Registrant, through its investment in WCM Pool, pays Winton an incentive fee of 20% of “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by WCM Pool. Incentive fees will accrue monthly and be paid quarterly in arrears.

WCM Pool engages in the speculative trading of futures contracts. The financial statements of WCM Pool and Campbell Pool, including the condensed schedules of investments, are included in Section II, Section III and Section IV of Registrant’s financial statements, respectively, and should be read in conjunction with Registrant’s financial statements.

All references herein to Registrant’s relationship with the “Trading Advisor” and the “Trading Vehicle” shall, unless the context states otherwise, refer to Registrant’s relationship with Campbell and Campbell Pool through March 31, 2009 and to the Registrant’s relationship with Winton and WCM Pool subsequent to March 31, 2009.

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

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and/or Super Derivatives, and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 pm on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders. As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the items required to be carried at fair value (investments) in Registrant’s financial statements. $0 of 0.00% of the Registrant’s investments at June 30, 2009 are classified as Level 1 or Level 3, and $3,927,779 or 100.00% are classified as Level 2 using the fair value hierarchy of SFAS 157. Approximately $0 or 0.00% of Registrant’s investments at December 31, 2008 are classified as Level 1 or Level 3 and $5,445,636 or 100.00% are classified as Level 2 using the fair value hierarchy of SFAS 157.

Investments classified as Level 2 and Level 3 under SFAS 157 represents Registrant’s investment in the Trading Vehicle. Through February 27, 2009, the investment in Campbell Pool was valued weekly at the net asset value as reported by Campbell Pool. Subsequent to February 27, 2009, the investments in the Trading Vehicle were valued monthly, at the net asset value as reported by the Trading Vehicle. Campbell Pool’s and WCM Pool’s net asset value is determined based upon its management’s best estimate of the fair value of its underlying net assets, substantially all of which are investments valued using Level 1 and 2 inputs but include certain assets and liabilities where the inputs into the determination of fair value require management judgment or estimation. The Managing Owner determined that certain assets and liabilities which require management judgment or estimation were not material and therefore, Registrant’s investment in the Trading Vehicle should be classified as Level 2 beginning December 31, 2008. A table presenting the changes in the Level 3 fair value category for the period January 1, 2008 to June 27, 2008 is provided in Note 5 of the Registrant’s financial statements. Of the $439,136 gain for period January 1, 2008 to June 27, 2008, reported on Level 3 investments in Note 5 of the Registrant’s financial statements, $344,588 represents a change in unrealized gain allocated from Campbell Pool on Registrant’s condensed statements of operations.

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted FSP FAS 157-4 effective January 1, 2009. As required, the Registrant also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. The Managing Owner evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 and their impact on Registrant’s financial statements. The adoption of these standards did not have an impact on Registrant’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Managing Owner evaluated the impact of adopting SFAS 161 and its impact on the Registrant’s financial statements. The adoption of this standard did not expected to have an impact on the Registrant’s financial statements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Registrant on January 1, 2010. The Managing Owner is evaluating the impact of adopting SFAS 167 and its impact on the Registrant’s financial statements.

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

For Second Quarter 2009, the six months ended June 30, 2009 (“Year-To-Date 2009”), the period March 29, 2008 to June 27, 2008 (“Second Quarter 2008”), and the period January 1, 2008 to June 27, 2008 (“Year-To-Date 2008”) there were no subscriptions of Limited or General Interests.

Effective March 1, 2009, Interests in the Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, Investors were able to redeem their Interests on a weekly basis. Redemptions of Limited Interests for Second Quarter 2009 and Year-To-Date 2009 were $557,441 and $791,387, respectively. Redemptions of Limited Interests for Second Quarter 2008 and Year-To-Date 2008 were $271,142 and $859,756, respectively.

Redemptions of General Interests for Second Quarter 2009 and Year-To-Date 2009 were $0 and $52,941, respectively. Redemptions of General Interests for Second Quarter 2008 and Year-To-Date 2008 were $0 and $6,456, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Limited Interests may no longer be exchanged for Limited Interests in World Monitor Trust II – Series E (“Series E”) or Series F, nor may Limited Interests in Series E or Series F be exchanged for Limited Interests in Registrant.

At June 30, 2009, 99.96% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which is used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities through its investment in the Trading Vehicle, Registrant owned (through its investment in Trading Vehicle) such liquid assets to be used as margin. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Second Quarter 2009 and Second Quarter 2008:

Second Quarter 2009

The second quarter of 2009 displayed snippets of evidence that the US economy had bottomed but the problem remained that two key areas, housing and employment, showed only modest indications of a turnaround. US economic metrics were far from optimistic during the quarter as the unemployment rate rose to 9.5%, and many market participants believe it is possible that it will climb above the double-digit mark during the second-half of 2009. Since December 2007, the US lost approximately 6.5 million jobs, of which 1.3 million were lost in the past quarter. As for the stimulus packages, they are making their way into the economy, but at a snail’s pace. The third quarter could see a larger macro impact.

US Treasury yields steepened through most of the quarter. In May, a downward less-than-expected revision of the first quarter GDP encouraged risk taking and the yield curve hinted the economy was in a recovery cycle. The June Federal Open Market Committee meeting indicated that the Fed would maintain an accommodative policy through year end and they expressed little concern on inflation. While the yield curve still indicates the economy is in recovery mode, it does not foreshadow a quick “V” shaped recovery but rather an extended “U” pattern. The Federal Reserve kept rates at 0 to 25 basis points through the quarter. The Bank of England and the Bank of Japan (“BOJ”) kept key rates unchanged through the quarter as well. Japan continued in a recession during the quarter but, as in the US and Eurozone, the worst appears to be over. After being criticized for lowering rates only 25 basis points in April, the European Central Bank (“ECB”) cut rates by another 25 basis points to 1.00% in May. Jean Claude Trichet, ECB president, made it apparent they were likely finished cutting rates for the near future.

The US Dollar Index ended the quarter with a loss of approximately 5%. The US currency survived calls from Russia and the other BRIC nations for a so-called “supranational” currency. An increased appetite for risk weighed on the dollar for much of the quarter, although that appeared to lessen toward the end of June. After being annihilated in the first quarter, the pound managed a solid recovery on indications that UK housing may have bottomed. The euro finished the second quarter up approximately 6% on the dollar. The Japanese yen ended the quarter up overall and the BOJ continued to engage in heavy stimulus activity.

It was a positive overall quarter for global equities, however, US equities lost some ground in June in what appeared to be a correction due to concerns surrounding consumers, housing and employment. Energy and financial stocks led the US rally as the Dow Jones Industrial Average, S&P 500 and NASDAQ all gained approximately 11%, 15% and 20%, respectively, for the quarter. A similar pattern unfolded in Europe with modest losses in June within solid quarterly performance. The STOXX 600, a broad measure of European equities, rose approximately 16% during the quarter. The CAC and the DAX closed the quarter with gains as well. In Asia, the Nikkei jumped over 22% as concerns surrounding North Korea’s nuclear program served as only brief interruptions. The particularly volatile Hang Seng rose approximately 23%, while the Australian All Ordinaries Index and Korea’s Kospi rallied as well. Russian stocks recovered as the quarter progressed in a rally that began at the end March. Improved oil prices were a primary motivator of the turnaround.

Crude followed movements of the equity markets, offsetting ongoing demand destruction, which seems to have been discounted by the market. In addition, the weakening US dollar, “economic optimism” based on Asian and US data, continued disruption of output by rebel groups in Nigeria and Chinese stockpiling fueled crude’s rally as it surged approximately 44% within the Dow Jones-UBS Commodity Index (“DJUBS”) during the quarter. For natural gas, temperatures ran cool in key consuming regions, keeping demand in check. Heating oil ended the quarter with an approximate 28% gain within the DJUBS. Reformulated gasoline had a strong quarter as gasoline at the pump continued to rise but demand still ran down 2.5% from last year. With supplies more than 22% ahead of last year and storage facilities full, natural gas finished the quarter up only 4% within the DJUBS.

Reduced global financial market fears diminished flight-to-safety demand for gold during the second quarter as gold finished relatively flat for the quarter. Silver closed out the period with an approximate 5% gain as jewelry demand was quiet, although there was a slight increase in India’s purchases. China was a periodic buyer. Base metals witnessed overall gains across the board in the quarter, mainly attributable to China’s strategic commodity re-stocking, the weaker US dollar, investment demand and economic optimism. Profits of over 52%, 22%, 18% and 17% for nickel, copper, zinc and aluminum, respectively, within the DJUBS, were showcased through the quarter.

Fear that the H1N1 Influenza (Swine Flu) would somehow be spread overseas from pork products originating in the U.S. led to bans on US pork products, resulting in an approximate 2% loss within the DJUBS during the quarter. For the first half of the quarter, cotton prices reacted bullishly to the uncertain weather conditions and the quarter ended up approximately 15% within the DJUBS. Planting time fears saw grain prices rally in April and May, hitting a nine month high due to the overly wet conditions, which kept farmers from getting their steel in the field. However, once conditions dried out and forecasts for more spring-like weather were predicted, all the upside gains were given back during the month of June as the USDA Planting Acreage Report rattled the agricultural markets. The downside effect on soybeans was not quite as pronounced, however, as this crop can be planted later in the season with much less attributable yield loss. Sugar ended the quarter with profits of over 32% within the DJUBS as prices were driven higher by steady demand patterns out of India, the world’s biggest consumer; changing global weather patterns which threatened production in Brazil, the world’s largest producer; investment interest and a weak US dollar. Coffee finished the quarter up approximately 2% within the DJUBS, attributable to a weak dollar, solid technicals and the relief from a threat of adverse weather.

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

Sector Performance

Due to the nature of Registrant’s trading activities through its investment in the Trading Vehicle, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2009 and Second Quarter 2008 are presented below.

Second Quarter 2009

Currencies: (-) Registrant experienced a majority of its gains in the Australian and New Zealand dollars. The majority of losses were seen in the British pound, Canadian dollar, euro and Japanese yen.

Energies: (-) Registrant experienced gains in natural gas. Losses were incurred in reformulated gasoline, crude oil and Brent crude.

Grains: (+) Registrant experienced gains in wheat, corn and soybeans. Losses were incurred in cotton.

Indices: (-) Registrant experienced a majority of its losses in the DAX, DJ STOXX, London FTSE, Hang Seng, Nasdaq, Nikkei and the S&P 500.

Interest Rates: (-) Registrant experienced a majority of its losses in US Treasury Notes, German Bund and Bobl and Japanese Government Bonds.

Meats: (+) Registrant experienced gains in live hogs. Losses were incurred in live and feeder cattle.

Metals: (-) Registrant experienced losses in nickel, copper, silver, gold, aluminum and zinc.

Softs: (+) Registrant experienced gains in sugar. Losses were incurred in coffee and cocoa.

Second Quarter 2008

Currencies: (+) Registrant experienced the majority of its overall gains in the Japanese yen, the Australian dollar, the Swiss franc, the euro and the Mexican peso. The largest losses were incurred in the New Zealand dollar, the British pound and the Canadian dollar.

Energies: (+) Registrant experienced gains in crude oil, brent crude, gas oil and natural gas. The sector incurred no losses overall for the quarter.

Indices: (+) Registrant experienced the majority of its overall gains in the IBEX, the Australian All Ordinaries, the FTSE 100, the Hang Seng and the Dow Jones Stoxx 50. The majority of losses were experienced in the CAC 40, the NASDAQ 100 and the Nikkei.

Interest Rates: (-) Registrant experienced a majority of its losses in the Eurodollar, Japanese Government Bonds and US Treasury Notes. Gains were seen in the Euribor and the German Bund.

Metals: (-) Registrant experienced losses in copper and gold. The sector experienced gains in zinc.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of June 30, 2009 was $82.65, a decrease of 13.99% from the December 31, 2008 Net Asset Value per Interest of $96.09 and a decrease of 8.51% from the March 31, 2009 Net Asset Value per Interest of $90.34. The Net Asset Value per Interest as of June 27, 2008 was $104.44, an increase of 3.17% from the December 31, 2007 Net Asset Value per Interest of $101.23 and an increase of 3.93% from the March 28, 2008 Net Asset Value per Interest of $100.49. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees during Second Quarter 2009 and Year-To-Date 2009 were approximately $(303,000) and $(455,000), respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $382,000 and $482,000, respectively.

Registrant’s average net asset level decreased during Second Quarter 2009 and Year-To-Date 2009 in comparison to Second Quarter 2008 and Year-To-Date 2008 primarily due to the effect of redemptions and negative trading performance. Registrant’s average net asset level decreased during Second Quarter 2008 and Year-To-Date 2008 in comparison to Second Quarter 2007 and Year-To-Date 2007 primarily due to the effect of redemptions, which was partially offset by positive trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2009 and Year-To-Date 2009 was approximately $0 and $0, respectively, a decrease of approximately $14,000 and $53,000, respectively, as compared to Second Quarter 2008 and Year-To-Date 2008, primarily due to reduced average net asset levels discussed above and declining interest rates. Interest income during Second Quarter 2008 and Year-To-Date 2008 was approximately $14,000 and $53,000, respectively, a decrease of approximately $125,000 and $231,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above and declining interest rates.

Through February 27, 2009, administrative services and other transaction fees were calculated on Registrant’s Net Asset Value at the end of each week, and therefore, varied according to weekly trading performance and redemptions. Subsequent to February 27, 2009, administrative services and other transaction fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Administrative services and other transaction fees during Second Quarter 2009 and Year-To-Date 2009 were approximately $68,000 and $148,000, respectively, a decrease of approximately $32,000 and $55,000, respectively, as compared to Second Quarter 2008 and Year-To-Date 2008, primarily due to reduced average net asset levels discussed above. Administrative services and other transaction fees during the Second Quarter 2008 and Year-To-Date 2008 were approximately $100,000 and $203,000, respectively, a decrease of approximately $91,000 and $183,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above.

Through February 27, 2009, management fees were calculated on the Net Asset Value of Registrant’s investment in Campbell Pool at the end of each week, and therefore, were affected by weekly trading performance and redemptions. Subsequent to February 27, 2009, management fees are calculated on the Net Asset Value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees during Second Quarter 2009 and Year-To-Date 2009 were approximately $22,000 and $48,000, respectively, a decrease of approximately $10,000 and $17,000, respectively, as compared to Second Quarter 2008 and Year-To-Date 2008, primarily due to the reduced average net asset levels as discussed above. Management fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $32,000 and $65,000, respectively, a decrease of approximately $28,000 and $58,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above.

Through February 27, 2009, incentive fees were based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, accrued weekly and were ultimately determined as of the close of business on the last Friday of each calendar quarter. Subsequent to February 27, 2009, incentives fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the last day of each calendar quarter. No incentive fees were earned during Second Quarter 2009, Second Quarter 2008, Year-To-Date 2009, or Year-To-Date 2008.

General and administrative expenses during Second Quarter 2009 and Year-To-Date 2009 were approximately $64,000 and $135,000, respectively. General and administrative expenses during Second Quarter 2008 and Year-To-Date 2008 were approximately $55,000 and $108,000, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Average Net Asset Value during the year (with a maximum of 1.25% attributable to other than legal and audit expenses), such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses that exceeded such limitations were approximately $53,000 and $61,000 during the Second Quarter 2009 and Year-To-Date 2009. General and administrative expenses that exceeded such limitations were approximately $41,000 during the Second Quarter 2008 and Year-To-Date 2008.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Second Quarter 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

WORLD MONITOR TRUST II – SERIES D

By:	Kenmar Preferred Investments Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: August 13, 2009
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 13, 2009
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)